Form 10QSB
period 1996-03-31
DYNAMIC ASSOCIATES INC
filed 1996-05-30
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1996

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                       to

Commission File Number 33-55254-03

                            DYNAMIC ASSOCIATES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Nevada                                         87-0473323
- - -------------------------------                     ------------------
(State or other jurisdiction of                       (IRS Employer
         incorporation )                            Identification No.)

7373 North Scottsdale Road, Suite B-150
Scottsdale, Arizona                                              85253
- - ---------------------------------------                        ----------
(Address of principal executive offices                        (Zip Code)

Registrant's telephone number, including area code (602) 483-8700

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                                                           Outstanding as of
                 Class                                       April 15, 1996
- - ---------------------------------------                    ------------------
   $.001 par value Class A Common Stock                     7,712,500 shares

                         PART I - FINANCIAL INFORMATION

Item 1.           Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 1996, the Company had $417,219 cash in the bank. There is no certainty that the Company can meet its current financial commitments.

     The Company is a development stage Company engaged in the acquisition and development of microwave technologies for medical purposes.

Item 5.           Other Information.

MICROWAVE

     During the period the Company's wholly owned subsidiary Microwave Medical Corp. ("MMC"), formerly Microthermia Acquisition Corporation, entered into a license agreement with Microthermia Technology, Inc. (of California), whereby MMC obtained an exclusive license to develop and manufacture medical device products related to the treatment of spider veins (telangiectasia). The license is for an initial period of two years with automatic one year renewals for the next eight years, at no cost, (total license period of 10 years). The license is prepaid for the first two years, and, after January 16, 1998, MMC will pay a royalty of two percent (2%) of the Net Sales Revenues on all licensed products sold. MMC expended $107,538 on development of the license product during the period.

P & H LABORATORIES, INC. ("P & H")

     The agreement (dated December 18, 1995) with P & H which provides for the acquisition of P & H by the Company was extended to April 23, 1996. The agreement provides for the Company to acquire up to 100% of P & H in two stages. The first stage is the acquisition of 50% of P & H for $1,000,000. The second stage (which is optional) provides for the Company to acquire the additional 50% for up to two years after the first 50% is acquired. On April 23, 1996, $300,000 was paid and a check dated May 4, 1996 in the amount of $700,000 was given to finalize the P & H acquisition. Regulation S stock was sold to raise the money to complete the transaction.

MICROTHERMIA TECHNOLOGY, INC. ("MTI")

     The agreement with MTI, (as previously reported), which has been approved by the majority of MTI shareholders, requires the approval of the California Department of Corporations which to date has not been forthcoming. Minority shareholders of MTI have complained to the California Department of Corporations as they do not want the transaction to proceed, and it remains uncertain as to whether this agreement can or will be completed or not. Only $1,000 was advanced to MTI during the period, and the Company's subsidiary entered into a license agreement with MTI, (see above).

RESULTS OF OPERATIONS

     The Company has not had operations that have generated income since its inception. The only source of funds has been from the sale of its common stock which has been used to pay expenses and make advances to its subsidiary (MMC) for development of its technology and to P & H as part of the acquisition agreement.

     During the quarter ended March 31, 1996, management fees of $89,625 were paid or accrued to various individuals ($48,000 is accrued at March 31, 1996). The Company's President received $30,000, and the Secretary/Treasurer received $15,000.

     Also during the quarter $22,500 was paid to an entity controlled by the Company's Secretary for rent and other administrative services.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  99-1 Financial Statements as of March 31, 1996

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DYNAMIC ASSOCIATES, INC.



DATED: May 14, 1996                /S/ Logan B. Anderson
                                   ---------------------
                                   Logan B. Anderson, Secretary/Treasurer

                     DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                    March 31,
                                                                      1996
                                                                  ------------
ASSETS
     CURRENT ASSETS
         Cash                                                     $    417,219
         Loan receivable - related party                               207,000
         Accrued interest                                               11,743
         Option                                                         30,000
                                                                  ------------
                                      TOTAL CURRENT ASSETS             665,962

     EQUIPMENT                                                          88,546

     OTHER ASSETS
         Note receivable                                                92,953
         Organization Costs                                              1,060
                                                                  ------------
                                                                  $    848,521
                                                                  ============

LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $    195,246
         Bridge loan                                                   220,000
         Income taxes payable                                              800
         Accrued expenses                                               40,738
                                                                  ------------
                                 TOTAL CURRENT LIABILITIES             456,784

     STOCKHOLDERS' EQUITY Common Stock $.001 par value:
              Authorized - 25,000,000 shares
              Issued and outstanding
               7,012,500 shares                                          7,013
         Additional paid-in capital                                  1,334,987
         Deficit accumulated during the
              development stage                                       (950,263)
                                                                  ------------
                                TOTAL STOCKHOLDERS' EQUITY             391,737
                                                                  ------------
                                                                  $    848,521
                                                                  ============


                     DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      7/20/89
                                           Three months ended        (Date of
                                                 March 31,          inception)
                                           1996          1995       to 3/31/96
                                       ------------    ---------    ----------
Net Sales                              $      - 0 -    $   - 0 -    $    - 0 -
Cost of sales                                 - 0 -        - 0 -         - 0 -
                                       ------------    ---------    ----------
                       GROSS PROFIT           - 0 -        - 0 -         - 0 -

General and Administrative
     expenses                               221,050        - 0 -       784,072
Research and development                    107,538        - 0 -       107,538
Depreciation and amortization                   659        - 0 -           910
Interest expense                              9,670        - 0 -        11,117
Bad debts                                     - 0 -        - 0 -        58,380
                                       ------------    ---------    ----------
                                            338,917        - 0 -       962,017
                                       ------------    ---------    ----------
              NET LOSS BEFORE OTHER        (338,917)       - 0 -      (962,017)

OTHER INCOME
     Interest                                 9,121        - 0 -        13,354
                                       ------------    ---------    ----------
       NET LOSS BEFORE INCOME TAXES        (329,796)       - 0 -      (948,663)

INCOME TAXES                                  - 0 -        - 0 -         1,600

                                       ------------    ---------    ----------
                           NET LOSS    $   (329,796)   $   - 0 -    $ (950,263)
                                       ============    =========    ==========
Net income (loss) per weighted
     average share                     $       (.05)   $     .00
                                       ============    =========

Weighted average number of
     common shares used to
     compute net income (loss)
     per weighted average share           7,000,687    1,000,000
                                       ============    =========


                     DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                 Deficit

               Accumulated
                                    Common Stock             Additional
Stock            During
                                   Par Value $.001            Paid-in
Subscription      Development
                               Shares         Amount          Capital
Receivable          Stage
                            ------------    ----------     -------------
- - --------------     ------------
Balances at 7/20/89
(Date of inception)                - 0 -    $     - 0 -    $       - 0 -    $
     - 0 -     $      - 0 -
   Issuance of common
      stock (restricted)
      at $.001 per share
      at 7/20/89               1,000,000          1,000
    (1,000)
   Net income for period
                      - 0 -
                            ------------    ----------     -------------
- - --------------     ------------
Balances at 12/31/89           1,000,000          1,000            - 0 -
    (1,000)           - 0 -
   Net income for year
                      - 0 -
                            ------------    ----------     -------------
- - --------------     ------------
Balances at 12/31/90           1,000,000          1,000            - 0 -
    (1,000)           - 0 -
   Cash received for
      stock subscription
     1,000
   Net loss for year
                     (1,000)
                            ------------    ----------     -------------
- - --------------     ------------
Balances at 12/31/91           1,000,000          1,000            - 0 -
     - 0 -           (1,000)
   Net income for year
                      - 0 -

Balances at 12/31/92           1,000,000          1,000            - 0 -
     - 0 -           (1,000)
   Net income for year
                      - 0 -
                            ------------    ----------     -------------
- - --------------     ------------
Balances at 12/31/93           1,000,000          1,000            - 0 -
     - 0 -           (1,000)
   Net income for year
                      - 0 -
                            ------------    ----------     -------------
- - --------------     ------------

                     DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                                   (Unaudited)


                 Deficit

               Accumulated
                                      Common Stock              Additional
  Stock          During
                                     Par Value $.001             Paid-in
Subscription    Development
                                Shares           Amount          Capital
Receivable         Stage
                            ------------    ----------     -------------
- - --------------     ------------
Balances at 12/31/94             1,000,000            1,000            - 0 -
       - 0 -        (1,000)
   Issuance of common
      stock (restricted)
      for services at
      $.001 per share
      at 9/30/95                 3,500,000            3,500
   Sale of common stock
      (restricted) at $.05
      per share at 9/30/95         505,000              505           24,745
   Sale of common stock
      (restricted) at $1.00
      per share at 9/30/95         511,000              511          510,489
   Sale of common stock
      (restricted) at $.05
      per share at 12/27/95        745,000              745           36,505
   Sale of common stock
      (restricted) at $1.00
      per share at 12/29/95        739,000              739          738,261
   Net loss for year
                  (619,467)
                            ------------    ----------     -------------
- - --------------     ------------
Balances at 12/31/95             7,000,000            7,000        1,310,000
       - 0 -      (620,467)

                     DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (Continued)
                                   (Unaudited)

                 Deficit

              Accumulated
                                   Common Stock             Additional
Stock            During
                                 Par Value $.001             Paid-in
Subscription      Development
                              Shares          Amount          Capital
Receivable          Stage
                            ------------    ----------     -------------
- - --------------     ------------
   Sale of common stock
      (Regulation S) at
      $2.00 per share
      at 3/25/96           $     12,500    $        13    $      24,987    $
              $
   Net loss for period
                  (329,796)
                            -----------    -----------    -------------
- - --------------     ------------
Balances at 3/31/96           7,012,500    $     7,013    $   1,334,987    $
    - 0 -     $   (950,263)
                            ===========    ===========    =============
==============     ============

                     DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        7/20/89
                                              Three months ended       (Date of
                                                   March 31,          inception)
                                             1996           1995      to 3/31/96
                                         ------------    ----------  -----------
OPERATING ACTIVITIES
   Net (loss)                            $   (329,796)   $    - 0 -  $ (950,263)
   Adjustments to reconcile net
      (loss) to cash used by
      operating activities:
        Depreciation & amortization               659         - 0 -         910
        Bad debt                                - 0 -         - 0 -      56,080
        Stock issued for services               - 0 -         - 0 -       3,500
        Fee added to loan                       - 0 -         - 0 -      20,000
   Changes in assets and
      liabilities:
        Accounts payable                       79,253         - 0 -     195,246
        Income taxes payable                     (800)        - 0 -         800
        Accrued expenses                       39,516         - 0 -      40,738
                                         ------------    ----------  -----------
                    NET CASH USED BY
                OPERATING ACTIVITIES        (211,168)        - 0 -     (632,989)

INVESTING ACTIVITIES
   Loans to related party and
      accrued interest                        (2,541)        - 0 -     (218,743)
   Loan - other                              (92,953)        - 0 -     (149,033)
   Purchase of equipment                     (82,095)        - 0 -      (89,316)
   Purchase of option                          - 0 -         - 0 -      (30,000)
   Organization costs                          - 0 -         - 0 -       (1,200)
                                         ------------    ----------  -----------
                   NET CASH USED BY
               INVESTING ACTIVITIES         (177,589)        - 0 -     (488,292)


                     DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                                   (Unaudited)

                                                                        7/20/89
                                              Three months ended       (Date of
                                                   March 31,          inception)
                                            1996            1995      to 3/31/96
                                         ------------    ----------  -----------
FINANCING ACTIVITIES
     Proceeds from sale of common
         stock                           $     25,000    $    - 0 -  $ 1,338,500
     Loan proceeds                              - 0 -         - 0 -      200,000
                                         ------------    ----------  -----------
             NET CASH PROVIDED BY
             FINANCING ACTIVITIES              25,000         - 0 -    1,538,500

       INCREASE (DECREASE)IN CASH
             AND CASH EQUIVALENTS            (363,757)        - 0 -      417,219
Cash and cash equivalents at
     beginning of year                        780,976         - 0 -        - 0 -
                                         ------------    ----------  -----------
     CASH AND CASH EQUIVALENTS AT
                    END OF PERIOD        $    417,219    $    - 0 -  $   417,219
                                         ============    ==========  ===========
SUPPLEMENTAL INFORMATION Cash paid for:
         Interest                        $        78         - 0 -   $     1,525
         Income taxes                            800         - 0 -           800
                                         ===========     =========   ===========