Form 10QSB
period 1996-06-30
DYNAMIC ASSOCIATES INC
filed 1996-07-26
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1996

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                       to

Commission File Number 33-55254-03

                            DYNAMIC ASSOCIATES, INC.
             (Exact name of Registrant as specified in its charter)

             Nevada                                          87-0473323
 (State or other jurisdiction of                             (IRS Employer
         incorporation )                                   Identification No.)

7373 North Scottsdale Road, Suite B-150
          Scottsdale, Arizona                                   85253
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (602) 483-8700

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                         Outstanding as of July 13, 1996
- ------------------------------------     ----------------------------------
$.001 par value Class A Common Stock              8,372,500 shares

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 1996, the Company had $1,022,536 in cash and cash equivalents.

     The Company through its 50% owned subsidiary, P&H Laboratories, operates in the industry of manufacturing highly technologically advanced microwave components and subsystems for the communications and aerospace industries. The Company also is engaged in the acquisition and development of microwave technologies for medical purposes through its subsidiary Microwave Medical Corp. This subsidiary has not yet had any sales.

Item 5.       Other Information.

MICROWAVE

     During the six months ended June 30, 1996, the Company's wholly owned subsidiary Microwave Medical Corp. ("MMC"), formerly Microthermia Acquisition Corporation, entered into a license agreement with Microthermia Technology, Inc. (of California), whereby MMC obtained an exclusive license to develop and manufacture medical device products related to the treatment of spider veins (telangiectasia). The license is for an initial period of two years with automatic one year renewals for the next eight years, at no cost, (total license period of 10 years). The license is prepaid for the first two years, and, after January 16, 1998, MMC will pay a royalty of two percent (2%) of the Net Sales Revenues on all licensed products sold. MMC expended $242,216 on development of the license product during the six months ended June 30, 1996.

P & H LABORATORIES, INC. ("P & H")

     The agreement (dated December 18, 1995) with P & H which provides for the acquisition of P&H by the Company was extended to April 23, 1996. The agreement provides for the Company to acquire up to 100% of P&H in two stages. The first stage is the acquisition of 50% of P&H for $1,000,000. The second stage (which is optional) provides for the Company to acquire the additional 50% for up to two years after the first 50% is acquired. On April 23, 1996, $300,000 was paid and a check dated May 4, 1996 in the amount of $700,000 was given to finalize the P&H acquisition. Regulation S stock was sold to raise the money to complete the transaction. P&H is now a 50% owned subsidiary of the Company.

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

RESULTS OF OPERATIONS

     The Company has not had operations (other than operations of P&H) that have generated income since its inception. The only source of funds has been from the sale of its common stock which has been used to pay expenses and make advances to its subsidiary (MMC) for development of its technology and for the acquisition of P&H.

     The financial statements present the activities of the Company, MMC, and P&H as if the entities had been together for all periods presented. Sales and cost of sales for all periods relate to P&H.

     During the six months ended June 30, 1996, management fees of $214,625 were paid or accrued to various individuals ($99,000 is accrued at June 30 , 1996). The Company's President received $60,000, and the Secretary/Treasurer received $60,000 including accrued amounts of $39,000 and $25,000 respectively.

     Also during the six months ended June 30, 1996 $33,000 was paid to an entity controlled by the Company's Secretary for rent and other administrative services.

     Net loss for the three months ended June 30, 1996 was $359,493 compared with net income of $42,688 for the same period in 1995. The main reason for the decrease is due to the large amount of research and development expenses and general and administrative expenses that were not present in 1995.

     Net sales for the three months ended June 30, 1996 were $735,823 compared to $981,894 for the same period in 1995, a decrease of 25%.

     Cost of sales for the three months ended June 30, 1996 were $525,420 compared with $665,969 for the same period in 1995. The 21% reduction is attributed to lower sales volume.

     Selling and general and administrative expenses for the three months ended June 30, 1996 were $474,111 compared with $146,399 for the same period in 1995. The increase is mainly due to increased management fees, administrative fees, and a large amount of travel outside of the United States looking for prospective purchasers of the Company's products and common stock.

     Research and development expenses for the three months ended June 30, 1996 were $134,678 compared with $0 for the same period in 1995. The expenses relate to the development of microwave technologies for medical purposes.

     Net loss for the six months ended June 30, 1996 was $669,859 compared with net income of $96,830 for the same period in 1995.

     Net sales for the six months ended June 30, 1996 were $1,449,651 compared with $1,862,995 for the same period in 1995, a 22% decrease.

     Cost of sales for the six months ended June 30, 1996 were $1,026,245 compared with $1,203,369 for the same period in 1995, a 15% decrease.

     Selling and general and administrative expenses for the six months ended June 30, 1996 were $850,445 compared with $342,043 for the same period in 1995, and increase of 148%.

     Research and development expenses for the six months ended June 30, 1996 were $242,216 compared with $0 for the same period in 1995.

                                            PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

     (a) Exhibits
         99-1 Financial Statements as of June 30, 1996
         Financial Data Schedule

     (b) Reports on Form 8-K

     During the quarter ended June 30, 1996 an 8-K was filed to announce the acquisition of P&H Laboratories, Inc. as a 50% owned subsidiary. The 8-K was dated May 14, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  DYNAMIC ASSOCIATES, INC.



DATED: July 26, 1996             /S/ Logan B. Anderson
      ----------------           ---------------------
                                 Logan B. Anderson, Secretary/Treasurer

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                         June 30,
                                                                           1996
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash                                                     $              850,881
         Marketable securities                                                   171,655
         Accounts receivable                                                     487,609
         Loans receivable - related parties                                      137,300
         Accrued interest                                                         14,953
         Inventories                                                             841,258
         Prepaid expense                                                          21,785
         Deferred tax benefit                                                     62,000
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                     2,587,441

     EQUIPMENT                                                                   272,013

     OTHER ASSETS
         Note receivable                                                          92,953
         Investment                                                               50,000
         Deposits                                                                 21,315
         Organization costs                                                        1,000
                                                                  ----------------------
                                                                                 165,268
                                                                  ----------------------
                                                                  $            3,024,722
                                                                  ======================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)


                                                                         June 30,
                                                                           1996
                                                                  ----------------------
LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $              322,684
         Accrued expenses                                                        158,660
         Current portion of long-term debt                                        95,904
         Income taxes payable                                                        -0-
                                                                  ----------------------

                TOTAL CURRENT LIABILITIES                                        577,248

     LONG-TERM DEBT                                                              116,513

     DEFERRED INCOME TAXES                                                        63,000
                                                                  ----------------------
                                         TOTAL LIABILITIES                       756,761

     Minority interest in subsidiary                                             803,261

     STOCKHOLDERS' EQUITY Common stock $.001 par value:
              Authorized - 25,000,000 shares
                Issued and outstanding 8,372,500
                  shares                                                           8,373
                Additional paid-in capital                                     2,686,126
                Retained deficit                                                (539,937)
                Stock subscription receivable                                   (689,862)
                                                                  ----------------------

                                TOTAL STOCKHOLDERS' EQUITY                     1,464,700
                                                                  ----------------------
                                                                  $            3,024,722
                                                                  ======================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Three Months Ended              Six Months Ended
                                                              ----------------------------   ----------------------------
                                                                  6/30/96        6/30/95        6/30/96         6/30/95
                                                              -------------  -------------   -------------  -------------
Net Sales                                                     $     735,823  $     981,894   $   1,449,651  $   1,862,995
Cost of sales                                                       525,420        665,969       1,026,245      1,203,369
                                                              -------------  -------------   -------------  -------------
                                              GROSS PROFIT          210,403        315,925         423,406        659,626

Selling and General and Administrative expenses                     474,111        146,399         850,445        342,043
Research and development                                            134,678            -0-         242,216            -0-
                                                              -------------  -------------   -------------  -------------
                                                                    608,789        146,399       1,092,661        342,043
                                                              -------------  -------------   -------------  -------------
                               NET OPERATING INCOME (LOSS)         (398,386)       169,526        (669,255)       317,583

OTHER INCOME (EXPENSE)
     Interest income                                                 62,265          6,206          77,363          9,186
     Interest expense                                               (20,040)        (6,586)        (34,805)       (11,725)
     Miscellaneous income                                             2,510             30           2,510             30
     Miscellaneous expense                                              -0-            -0-             -0-         (3,415)
                                                              -------------  -------------   -------------  -------------
                                                                     44,735           (350)         45,068         (5,924)
                     NET INCOME (LOSS) BEFORE INCOME TAXES
                                     AND MINORITY INTEREST         (353,651)       169,176        (624,187)       311,659

INCOME TAX EXPENSE (BENEFIT)                                         (2,600)        83,800          17,800        118,000
                                                              -------------  -------------   -------------  -------------

                                  NET INCOME (LOSS) BEFORE
                                         MINORITY INTEREST         (351,051)        85,376        (641,987)       193,659

MINORITY INTEREST                                                     8,442         42,688          27,872         96,829
                                                              -------------  -------------   -------------  -------------

                                         NET INCOME (LOSS)    $    (359,493) $      42,688   $    (669,859) $      96,830
                                                              =============  =============   =============  =============

Net income (loss) per weighted
     average share                                            $        (.04) $         .04   $        (.09) $         .10
                                                              =============  =============   =============  =============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                            8,026,768      1,000,000       7,513,384      1,000,000
                                                              =============  =============   =============  =============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                              Common Stock              Additional             Stock           Retained
                                             Par Value $.001              Paid-In          Subscription        Earnings
                                      ----------------------------
                                         Shares          Amount           Capital           Receivable         (Deficit)
                                      -------------  -------------   -----------------  ------------------  --------------
Balances at 12/31/95                      7,000,000  $       7,000   $       1,335,000  $                   $     129,922
   Sale of common stock (Regulation
     S) at $2.00 per share at 3/25/96        12,500             13              24,987
   Sale of common stock (Regulation
     S) at $1.75 per share                1,290,000          1,290           2,256,209            (689,862)
   Sale of common stock (S-8) at
     $1.00 per share                         30,000             30              29,970
   Sale of common stock (restricted)
     at $1.00 per share                      40,000             40              39,960
   Acquisition of subsidiary                                                  (972,128)
   Minority interest adjustment                                                (27,872)
Net loss for period                                                                                              (669,859)
                                      -------------  -------------   -----------------  ------------------  --------------
Balances at 6/30/96                       8,372,500  $       8,373   $       2,686,126  $         (689,862) $    (539,937)
                                      =============  =============   =================  ==================  =============

                     DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                  ---------------------------------------
                                                                                       6/30/96               6/30/95
                                                                                  -----------------     -----------------
OPERATING ACTIVITIES
   Net income (loss)                                                              $        (669,859)    $          96,830
   Adjustments  to  reconcile  net  income  (loss)  to cash  provided  (used) by operating activities:
       Depreciation & amortization                                                           26,395                43,424
       Bad debt                                                                                 -0-                10,187
       Minority interest                                                                     27,872                96,829
       Deferred income tax                                                                      -0-                37,000
       Stock received for interest                                                          (50,000)                  -0-
   Changes in assets and liabilities:
       Accounts receivable                                                                  323,216                57,785
       Inventories                                                                         (252,455)              (73,619)
       Prepaid expenses                                                                     (17,262)              (19,284)
       Insurance receivable                                                                     -0-                63,001
       Other assets                                                                             -0-                10,320
       Accounts payable and accrued expenses                                                161,090               (69,456)
       Income taxes payable                                                                (129,805)               40,001
       Refund payable                                                                           -0-              (104,360)
                                                                                  -----------------     -----------------
                             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              (580,808)              188,658

INVESTING ACTIVITIES
   Loans to related party and accrued interest                                               94,249                   -0-
   Loan - other                                                                             (92,953)                  -0-
   Purchase of equipment                                                                   (120,531)               (7,118)
   Refund of option                                                                          30,000                   -0-
   Purchase of subsidiary                                                                (1,000,000)                  -0-
                                                                                  -----------------     -----------------
                                        NET CASH USED BY INVESTING ACTIVITIES            (1,089,235)               (7,118)

FINANCING ACTIVITIES
   Decrease in book overdraft                                                                   -0-                (8,905)
   Principal payments on debt                                                              (259,058)              (23,185)
   Principal payments on capital lease obligation                                               -0-                (6,215)
   Loan proceeds                                                                                -0-                81,758
   Proceeds from sale of common stock                                                     1,662,637                   -0-
                                                                                  -----------------     -----------------
                                    NET CASH PROVIDED BY FINANCING ACTIVITIES             1,403,579                43,453

                             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (266,464)              224,993

Cash and cash equivalents at beginning of year                                            1,289,000               202,821
                                                                                  -----------------     -----------------

                                   CASH AND CASH EQUIVALENTS AT END OF PERIOD     $       1,022,536     $         427,814
                                                                                  =================     =================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                                     $          36,271     $          11,862
     Income taxes                                                                           168,590                48,291