Form 10QSB
period 1996-09-30
DYNAMIC ASSOCIATES INC
filed 1996-11-18
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1996

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                            Outstanding as of November 7, 1996
-----------------------------------      -------------------------------------
$.001 par value Class A Common Stock              8,913,420 shares

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1996, are not necessarily indicative of the results that can be expected for the year ending December 31, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had $853,083 in cash and cash equivalents.

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

Item 5. Other Information.

MICROWAVE

     During the nine months ended September 30, 1996, the Company's wholly owned subsidiary Microwave Medical Corp. ("MMC"), formerly Microthermia Acquisition Corporation, entered into a license agreement with Microthermia Technology, Inc. (of California), whereby MMC obtained an exclusive license to develop and manufacture medical device products related to the treatment of spider veins (telangiectasia). The license is for an initial period of two years with automatic one year renewals for the next eight years, at no cost, (total license period of 10 years). The license is prepaid for the first two years, and, after January 16, 1998, MMC will pay a royalty of two percent (2%) of the Net Sales Revenues on all licensed products sold. MMC expended $425,039 on development of the license product during the nine months ended September 30, 1996.

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

GENESIS HEALTH MANAGEMENT CORPORATION ("Genesis")

     During the quarter ended September 30, 1996, the Company paid $500,000 cash as a deposit as part of its plan to acquire Genesis. The deposit will be applied to the total cash purchase price of $15,000,000 which is due by December 2, 1996. The Genesis shareholders are also to receive 3,000,000 shares of Dynamic's restricted common stock and 50% of the taxable income of Genesis at the date of closing. Genesis has established healthcare services to the elderly specializing in Gero-psych. Genesis has developed a program to provide psychiatric diagnosis and at the same time treat the secondary medical problems of the elderly.

RESULTS OF OPERATIONS

     The Company has not had operations (other than operations of P&H) that have generated income since its inception. The only source of funds has been from the sale of its common stock which has been used to pay expenses and make advances to its subsidiary (MMC) for development of its technology and for the acquisition of P&H, and the deposit on Genesis.

     The financial statements present the activities of the Company, MMC, and P&H as if the entities had been together for all periods presented. Sales and cost of sales for all periods relate to P&H.

     During the nine months ended September 30, 1996, management fees of $ 319,500 were paid or accrued to various individuals ($102,375 is accrued at September 30 , 1996). The Company's President received $90,000, and the Secretary/Treasurer received $90,000 including accrued amounts of $39,000 and $30,000 respectively.

     Also during the nine months ended  September  30, 1996 $104,000 was paid to
an  entity   controlled   by  the   Company's   Secretary  for  rent  and  other
administrative services.

     Net loss  for the  three  months  ended  September  30,  1996 was  $538,788 compared with a net loss of $259,714 for the same period in 1995. The main reason for the increase in the loss is due to the large amount of research and development expenses and general and administrative expenses that were not present in 1995.

     Net sales for the three months ended September 30, 1996 were $924,511 compared to $980,837 for the same period in 1995, a decrease of 6%.

     Cost of sales for the three months ended September 30, 1996 were $663,596 compared with $651,806 for the same period in 1995. The 2% increase is attributed to higher variable costs.

     Selling and general and administrative expenses for the three months ended September 30, 1996 were $528,985 compared with $524,866 for the same period in 1995. The increase is mainly due to increased management fees, administrative fees, and a large amount of travel outside of the United States looking for prospective purchasers of the Company's products and common stock.

     Research and development expenses for the three months ended September 30, 1996 were $182,823 compared with $0 for the same period in 1995. The expenses relate to the development of microwave technologies for medical purposes.

     Net loss for the nine months ended September 30, 1996 was $1,208,647 compared with a net loss of $162,884 for the same period in 1995.

     Net sales for the nine months ended September 30, 1996 were $2,374,162 compared with $2,843,832 for the same period in 1995, a 16% decrease.

     Cost of sales for the nine months ended September 30, 1996 were $1,689,841 compared with $1,855,175 for the same period in 1995, a 9% decrease.

     Selling and general and administrative expenses for the nine months ended September 30, 1996 were $1,379,430 compared with $866,909 for the same period in 1995, an increase of 59%.

     Research and development expenses for the nine months ended September 30, 1996 were $425,039 compared with $0 for the same period in 1995.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits
                                                                           Page
          99-1  Financial  Statements as of September 30, 1996              F-1
          Financial Data Schedule

     (b) Reports on Form 8-K

          During the quarter ended September 30, 1996 an 8-K was filed to announce the signing of an agreement providing for the acquisition of Genesis Health Management Corporation as a wholly owned subsidiary. The 8-K was dated August 27, 1996. The acquisition is to occur by December 2, 1996.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        DYNAMIC ASSOCIATES, INC.
                                        (Registrant)



DATED: November 15, 1996                /s/  Logan B. Anderson
      ----------------------
                                       Logan B. Anderson, Secretary/Treasurer

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                       September 30,
                                                                           1996
                                                                  ----------------------
ASSETS
     CURRENT ASSETS
         Cash                                                     $              749,864
         Marketable securities                                                   103,219
         Accounts receivable                                                     582,492
         Loans receivable - related parties                                      164,600
         Accrued interest                                                         18,300
         Inventories                                                             858,462
         Prepaid expense                                                           6,262
         Deferred tax benefit                                                     61,000
                                                                  ----------------------

                                      TOTAL CURRENT ASSETS                     2,544,199

     EQUIPMENT                                                                   270,942

     OTHER ASSETS
         Note receivable                                                          92,953
         Investment                                                               50,000
         Deposits                                                                522,627
         Organization costs                                                          940
                                                                  ----------------------
                                                                                 666,520
                                                                  ----------------------
                                                                  $            3,481,661
                                                                  ======================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                                   (Unaudited)

                                                                       September 30,
                                                                           1996
                                                                  ----------------------
LIABILITIES & EQUITY
     CURRENT LIABILITIES
         Accounts payable                                         $              293,727
         Accrued expenses                                                        117,117
         Current portion of long-term debt                                        55,530
         Income taxes payable                                                     19,907
                                                                  ----------------------

                TOTAL CURRENT LIABILITIES                                        486,281

     LONG-TERM DEBT                                                              134,212

     DEFERRED INCOME TAXES                                                        57,000
                                                                  ----------------------
                                         TOTAL LIABILITIES                       677,493

     Minority interest in subsidiary                                             826,519

     STOCKHOLDERS' EQUITY Common stock $.001 par value:
              Authorized - 25,000,000 shares
                Issued and outstanding 8,780,000
                  shares                                                           8,780
                Additional paid-in capital                                     3,372,594
                Retained deficit                                              (1,078,725)
                Stock subscription receivable                                   (325,000)
                                                                  ----------------------

                                TOTAL STOCKHOLDERS' EQUITY                     1,977,649
                                                                  ----------------------
                                                                  $            3,481,661
                                                                  ======================



                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended              Nine Months Ended
                                                                  9/30/96        9/30/95        9/30/96         9/30/95
                                                              -------------  -------------   -------------  ------------

Net Sales                                                     $     924,511  $     980,837   $   2,374,162  $   2,843,832
Cost of sales                                                       663,596        651,806       1,689,841      1,855,175
                                                              -------------  -------------   -------------  -------------
                                              GROSS PROFIT          260,915        329,031         684,321        988,657

Selling and General and Administrative expenses                     528,985        524,866       1,379,430        866,909
Research and development                                            182,823              0         425,039              0
                                                              -------------  -------------   -------------  -------------
                                                                    711,808        524,866       1,804,469        866,909
                                                              -------------  -------------   -------------  -------------
                               NET OPERATING INCOME (LOSS)         (450,893)      (195,835)     (1,120,148)       121,748

OTHER INCOME (EXPENSE)
     Interest income                                                  9,944          5,802          87,307         14,988
     Interest expense                                               (44,490)        (6,043)        (79,295)       (17,768)
     Miscellaneous income                                             9,038              0          11,548              0
     Miscellaneous expense                                           (4,430)           (30)         (4,430)        (3,415)
                                                              -------------  -------------   -------------  -------------
                                                                    (29,938)          (271)         15,130         (6,195)
                     NET INCOME (LOSS) BEFORE INCOME TAXES
                                     AND MINORITY INTEREST         (480,831)      (196,106)     (1,105,018)       115,553

INCOME TAX EXPENSE (BENEFIT)                                         34,700         39,000          52,500        157,000
                                                              -------------  -------------   -------------  -------------

                                  NET INCOME (LOSS) BEFORE
                                         MINORITY INTEREST         (515,531)      (235,106)     (1,157,518)       (41,447)

MINORITY INTEREST                                                    23,257         24,608          51,129        121,437
                                                              -------------  -------------   -------------  -------------

                                         NET INCOME (LOSS)    $    (538,788) $    (259,714)  $  (1,208,647) $    (162,884)
                                                              =============  =============   =============  =============

Net income (loss) per weighted
     average share                                            $        (.06) $        (.25)  $        (.15) $        (.16)
                                                              =============  =============   =============  =============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                            8,574,294      1,049,087       7,869,877      1,016,542
                                                              =============  =============   =============  =============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                              Common Stock              Additional             Stock           Retained
                                             Par Value $.001              Paid-In          Subscription        Earnings
                                         Shares          Amount           Capital           Receivable         (Deficit)
                                      -------------  -------------   -----------------  -----------------   -------------

Balances at 12/31/95                      7,000,000  $       7,000   $       1,335,000  $                0  $     129,922
   Sale of common stock (Regulation
     S) at $2.00 per share at 3/25/96        12,500             13              24,987
   Sale of common stock (Regulation
     S) at $1.75 per share                1,290,000          1,290           2,256,209            (689,862)
   Sale of common stock (S-8) at
     $1.00 per share                         30,000             30              29,970
   Sale of common stock (restricted)
     at $1.00 per share                      40,000             40              39,960
   Acquisition of subsidiary                                                (1,000,000)
Net loss for period                                                                                              (669,859)
                                      -------------  -------------   -----------------  ------------------   ------------
Balances at 6/30/96                       8,372,500          8,373           2,686,126            (689,862)      (539,937)
   Collection of stock subscription                                                                689,862
   Sale of common stock (Regulation
     S) at $1.75 per share                  372,500            372             651,503            (325,000)
   Sale of common stock (S-8) at
     $1.00 per share                         35,000             35              34,965
Net loss for period                                                                                              (538,788)
                                      -------------  -------------   -----------------  ------------------   ------------

Balance at 9/30/96                        8,780,000  $       8,780   $       3,372,594  $         (325,000) $  (1,078,725)
                                      =============  =============   =================  ==================  =============


                     DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Nine Months Ended
                                                                                   --------------------------------------
                                                                                       9/30/96               9/30/95
                                                                                   ----------------     -----------------

OPERATING ACTIVITIES
   Net income (loss)                                                              $      (1,208,647)    $        (162,884)
   Adjustments  to  reconcile  net  income  (loss)  to cash  provided  (used) by operating activities:
       Depreciation & amortization                                                           43,614                48,336
       Bad debt                                                                                   0                10,187
       Minority interest                                                                     51,130               121,437
       Deferred income tax                                                                   (5,000)               35,000
       Stock received for interest                                                          (50,000)                    0
   Changes in assets and liabilities:
       Accounts receivable                                                                  213,333               242,035
       Inventories                                                                         (269,659)                8,626
       Prepaid expenses                                                                      (1,739)                3,130
       Insurance receivable                                                                       0                63,001
       Other assets                                                                               0                10,320
       Accounts payable and accrued expenses                                                 90,590               (22,888)
       Income taxes payable                                                                (109,898)               85,832
       Refund payable                                                                             0              (115,652)
                                                                                  -----------------     -----------------
                             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            (1,246,276)              326,480

INVESTING ACTIVITIES
   Loans to related party and accrued interest                                               78,602                     0
   Loan - other                                                                             (92,953)                    0
   Purchase of equipment                                                                   (136,619)               (9,905)
   Refund of option                                                                          30,000                     0
   Deposits                                                                                (501,312)                    0
   Purchase of subsidiary                                                                (1,000,000)                    0
                                                                                  -----------------     -----------------
                                        NET CASH USED BY INVESTING ACTIVITIES            (1,622,282)               (9,905)

FINANCING ACTIVITIES
   Decrease in book overdraft                                                                     0                (8,905)
   Principal payments on debt                                                              (281,733)              (45,962)
   Principal payments on capital lease obligation                                                 0                (9,322)
   Loan proceeds                                                                                  0                81,758
   Proceeds from sale of common stock                                                     2,714,374               483,640
                                                                                  -----------------     -----------------
                                    NET CASH PROVIDED BY FINANCING ACTIVITIES             2,432,641               501,209

                             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (435,917)              817,784

Cash and cash equivalents at beginning of year                                            1,289,000               202,821
                                                                                  -----------------     -----------------

                                   CASH AND CASH EQUIVALENTS AT END OF PERIOD     $         853,083     $       1,020,605
                                                                                  =================     =================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                                     $          39,425     $          18,022
     Income taxes                                                                           168,590                43,460