Form 10KSB
period 1996-12-31
DYNAMIC ASSOCIATES INC
filed 1997-03-25
CIK 878146

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ____________

         Commission File No.  33-55254-03

                            DYNAMIC ASSOCIATES, INC.
                 (Name of Small Business Issuer in its charter)

          NEVADA                                    87-0473323
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                    Identification Number)

7373 NORTH SCOTTSDALE ROAD, SUITE B150
SCOTTSDALE, ARIZONA                                             85253
(Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, including area code:   (602) 483-8700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:           NONE

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year $4,517,598.

As of March 13, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $24,578,953. This was based on an average bid and asked price of $4.188 on March 13 and 5,868,900 shares which were considered to be held by non-affiliates. The Company believes there are 218,700 shares of free-trading, 1,834,900 shares of Regulation S, and 3,815,300 shares of restricted stock held by non-affiliates of the Company.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                      Outstanding as of December 31,1996
$.001 PAR VALUE CLASS A COMMON STOCK            12,158,900  SHARES

Transitional Small Business Disclosure Format:                Yes[ ]   No[ X ]

                                     PART I

ITEM 1. Description of Business.

Overview

     Dynamic Associates, Inc., a Nevada corporation (the "Company" "Dynamic") was incorporated on July 20, 1989 for the purpose of developing venture businesses. Dynamic was previously a development stage company through 1995. Through acquisitions Dynamic has become a holding company for a variety of entities as detailed below. The Company has a 50% equity ownership in a microwave research and production company (P&H Laboratories) and has a licensing agreement with Microthermia Technology, Inc. through Microwave Medical Corporation, a wholly owned subsidiary, that utilizes microwave technology for various medical treatments. The Company, through its wholly owned subsidiary Genesis Health Management Corporation ("Genesis") operates a health care management company, specializing in geriatric and psychiatric care. The Company's executive offices are presently located at 7373 North Scottsdale Road, Suite B150, Scottsdale, Arizona 85253, its telephone number at this location is
(602) 483-8700 and the telefax number is (602) 443-1235.

Capital General

     Beginning in January, 1986, Capital General Corporation (CGC) organized multiple companies in Utah or Nevada, one of which was Dynamic Associates, Inc., by acquiring shares from the respective corporations upon incorporation, and then gifted these shares to various individuals, companies and institutions. Prior to distributing the shares to the giftees, CGC received legal opinions indicating that such gifts were legal pursuant to applicable state and federal securities laws. Some states, the U.S. Securities Exchange Commission (SEC) and the National Association of Securities Dealers (NASD) took the position that such distributions of stock are in contravention to their respective securities laws. Further, it is the position of the SEC staff that the gift transfers effectuated by Capital General should have been registered under Form S-l of the Act . A registration statement (S-1) was filed and declared effective June 30, 1993. Dynamic was purchased from the principals of Capital General and has been separately managed and has entered into the acquisition agreements discussed without Capital General involvement. Capital General and its principal shareholders have had no involvement or interest in Dynamic since September 1, 1995 when David R. Yeaman and Krista Castleton resigned as Directors of the Company.

         Dynamic Associates Evolution

     Harry Moll, Jan Wallace and David Hunter acquired controlling interest in Dynamic Associates, Inc. on August 30, 1995 with the intent of acquiring a viable business. Jan Wallace is the current President and a Director, with Logan
B. Anderson as the Secretary/Treasurer and a Director. Herb Capozzi, Billy Means, Jr., and Florian Homm are Directors. Craig Hurst is Vice President of Corporate Communications, and Grace Sim is Vice President of Finance.

Microthermia Technology, Inc.

     Management determined that it had expertise in the medical field and during discussions with Microthermia Technology, Inc. (MTI) a licensing agreement was executed providing for the funding of a newly established company to provide for the treatment of certain vascular conditions. MTI was established to create and develop microwave energy based therapy, as an alternative to surgical treatments or other therapies for certain urinary and vascular conditions. MTI has obtained a patent on the microwave systems utilized for treatment of the conditions.

On September 15, 1995 Microthermia Acquisition Corporation (MAC)(later renamed Microwave Medical Corp.) was formed to provide for joint development of the technology of MTI. The joint venture agreement was approved by the shareholders and directors of MTI, and required the approval of the Secretary of State of California, which was not given.

     Because of the delays, the Company through Microwave Medical Corp. (MMC) entered into a licensing agreement with MTI to allow the Company the exclusive use of the technology of MTI for the treatment of telangiectasia. The licensing agreement has been prepaid for two years and has provisions for automatic annual renewal for eight additional years at no cost. Under the Licensing Agreement a 2% royalty fee will be required to be paid by the Company for net sales of the products and services related to the technology utilized. MMC is currently researching and developing Microwave technologies for the treatment of certain human vascular problems.

P&H Laboratories

     Management also entered into a Share Purchase Agreement with P&H to provide for the engineering and manufacturing capability to more expeditiously bring the products of the Company to market. On April 23, 1996 the Company acquired 50% of P&H for $1,000,000, and has an exclusive two year option to acquire the remaining 50% for $1,000,000. The offer to acquire this additional 50% will expire April 23, 1998. P&H Laboratories is a modern microwave component designer and manufacturer. Devices produced at P&H are currently being used on most NASA and military satellites, as well as communications satellites throughout the world.

     P&H Laboratories (P&H) is a privately held corporation, incorporated in the state of California. The executive offices of the company are at 4496 Runway Street, Simi Valley, California and include manufacturing and engineering space of approximately 18,000 square feet. The Board of Directors manages the affairs of the corporation and consists of seven members. Two members are active in the normal daily operations at P&H and the remaining five directors are outside directors and experienced business persons. This team controls the long term strategic planning of the corporation and directs the officers of the corporation, who handle the day to day affairs and manage the business.

Genesis Health Management Corporation

     The Company entered into an Acquisition Agreement on August 1, 1996 to acquire 100% of Genesis Health Management Corporation, ("Genesis"), of Bossier City, Louisiana, for $15,000,000, and 3,000,000 common shares of stock of the Company, which were valued at $3.33 per share. The agreement was extended by mutual consent of the parties and a final agreement was executed by the parties on December 2, 1996. The final agreement provided that the Company pay $12,000,000, issue a Promissory Note for $3,000,000 and issue 3,000,000 shares of common stock of the Company. The Promissory Note for the $3,000,000 bears interest at 10% per annum and is due on or before September 2, 1997. The note is secured by a Pledge of the Company of 51% of the authorized stock of Genesis. The Promissory Note, (including interest) was paid in full on March 3, 1997. Genesis is in the business of managing and operating geriatric and psychiatric units in various hospitals, (both in-patient and out-patient). At December 31, 1996, Genesis had 19 operating units.

                       Financial Information Relating to Industry Segments and Classes of Products or Services
                                                                                                     Year
                                                                             ---------------------------------------------------
                                                                                   1996              1995             1994
                                                                             ----------------  ---------------  ----------------
Sales to unaffiliated customers:
         Microwave Medical Corp.                                                            0                0                 0
         P & H Laboratories                                                         3,395,098        3,723,013         3,448,251
         Genesis Health Management Corporation*                                     1,122,500        3,832,188            65,000

         Intersegment sales or transfers                                                    0                0                 0

Operating profit or (loss):
         Microwave                                                                   (604,856)         (87,184)                0
         P & H                                                                        171,969          507,591            92,799
         Genesis*                                                                     440,487          241,470           (62,681)

Identifiable assets:
         Microwave                                                                     79,322                0                 0
         P & H                                                                      1,415,795        1,570,335         1,641,754
         Genesis                                                                    1,451,361          837,321           109,220

* 1996 is for the month of 12/96 only.

Narrative Description of Business

     Microwave Medical Corporation (MMC) was created to exploit medical applications for microwaves. Its arrangement with Microthermia Technology, Inc.
(MTI) is based on a 10 year contractual Licensing Agreement to develop the specific treatment of Telangiectasia or spider veins. Development of Benign Prostate Hyperplasia (BPH), the non-cancerous enlargement of the prostate gland is on MMC's 1999 schedule.

     Benign Prostate Hyperplasia (BPH) is an enlargement of the prostate gland leading to various difficulties. Surgical alternatives, mechanical devices and certain pharmaceutical treatments are the competitive treatments. MMC will be using microwaves, with its specialized delivery system that will cause the prostate gland to shrink. MMC will be undertaking the necessary steps for application of patents and FDA approval as we lead into product readiness only. One other company in Massachusetts has obtained FDA approval for use of its machine applying microwave technology, to the treatment of BPH. MMC does not have a patent in place on this technology.

     Currently, surgical, sclerotherapy (injection) and laser or pulsed light treatments are the main competitive treatments for telangiectasia and can be accomplished through dermatologists, plastic surgeons or vascular surgeons. The FDA has not approved MMC's process at this time. MMC intends to complete animal tests, obtain Investigative Device Exemption (IDE), and start clinical trials, leading to a submission of data to the FDA, and application for approval of the process with FDA in 1997. At the same time, MMC is developing its own treatment technology outside of the license agreement with MTI.

     P&H Laboratories (P&H) also provides special engineering services to customers with specific needs. P&H will be able to provide the Company with this capability to produce and develop manufacturing processes for the medical systems. P&H has experience with the engineering and manufacturing of microwave components, super components and subsystems and also supports major programs and operating platforms. P&H manufacturing operations include the thin film processing, top assembly, production testing and tuning and subsystems integration, wire bonding environmental test and packaging.

     P&H Laboratories (P&H) has been engaged since its inception in Mil-Standard and Hi-Reliability Aerospace programs for various types of devices. The products of P&H are highly technical and are sold to various government and industrial users. The products and the development expertise of P&H will enable Dynamic to reduce its research and development costs for all new products and to provide state of the art engineering for microwave systems. The Company is currently a 50% holder in P&H and has no other relationship involving the business of P&H.

     Genesis Health Management Corporation is a Louisiana Company which was established on July 23, 1994 to provide elderly healthcare and gero-psychology to small healthcare facilities unable to provide the service in house. Gero-psych, while a relatively new field, has historically neglected access to treatment for a large number of elderly people in serious need of this treatment. Gero-psych treatment, as administered today, is primarily geared to low-functioning patients requiring only medication management and patients without medical complications. Elderly people, however, frequently have medical and psychiatric problems, including severe depression, due to the natural aging process, traumatic losses, strokes and various other causes. Psychiatric problems are being treated on gero-psych units and medical problems are being treated on acute care units, many times exceeding authorized lengths of stay, and have become a burden for the hospital's financial resources.

     In order to resolve these problems, Genesis has developed a program which it has operated in various hospitals. Aggressive management has treated the psychiatric diagnosis and at the same time treated the secondary medical problems, allowing for higher medical acuity. This approach has proven beneficial in many respects. In addition to treating the primary diagnosis, the Genesis Program assists the host hospital in lowering lengths of stays on the acute care side of the hospital. Furthermore, the acute care physician is able to resolve many medical problems, as opposed to just stabilizing them. This method of payment results in an overall reduction in the frequency of a patient's returns to the hospital and increases the patient's quality of life.

     Genesis Senior Care Program provides comprehensive care for elderly patients experiencing acute psychiatric disorders, cognitive impairment and age-related psychological difficulties while concurrently encouraging resolution of medical problems contributing to or inhibiting the resolution of acute care emotional or psychiatric problems. This program targets higher-functioning patients with acute emotional problems, allowing the therapeutic milieu to be effective, as opposed to focusing on lower-functioning patients (who only require medication management). This method achieves maximum therapeutic results after 10-18 days of treatment. Senior Care Units are allowed to treat patients with higher medical acuity than regular geriatric-psychiatric programs, thus producing higher ancillary costs while providing a higher standard of care for the patients.

     The Genesis treatment program conforms to the guidelines of the JCAHO Accreditation Manual for Hospitals and Medicare Standards. The program is reimbursed at cost by Medicare when established as a distinct part unit of a hospital which qualifies for an exemption from the Medicare Prospective Payment System. That PPS exemption provides for a cost plus reimbursement system for the unit, which allows the hospital to receive full reimbursement of the direct operating expenses, plus an allocation to the unit of a substantial portion of the hospital's overall overhead and capital costs.

ITEM 2. Description of Property

Dynamic Associates

     Dynamic is headquartered in leased office premises at 7373 North Scottsdale Road, Suite B150, Scottsdale, Arizona 85253. The lease arrangement is for three years beginning March 15, 1996. Amteck Management, Inc. is responsible for the monthly payments of $1,200 and expects to bill Dynamic $600 each month and another entity $600 each month. The Company owns no other property.

Microwave Medical Corporation

     The Company has no direct interest in any property of Microthermia Technology, Inc. except for the security it holds over the assets and technology of MTI pursuant to a Promissory Note. MMC utilizes the facilities of P&H for its Research and Development Program and currently has 600 square feet set aside for its sole use. The Company has only the licensing agreement with MTI and equipment as any form of tangible or intangible property.

P & H Laboratories, Inc.

     P&H Laboratories, Inc., ("P&H") is a fifteen year old company with sixty employees in an 18,000 square foot facility in Simi Valley, California. Sales in 1995 reached $4 million. The Company has no ownership interest in the property of P&H and is only an equity participant in the corporation, controlling 50% of the shares of P&H.

Genesis Health Management Corporation

     The head office for Genesis is located at 1613 Jimmie Davis Highway, Suite No. 1, Bossier City, Louisiana, 71112. The Genesis head office is approximately 3,000 square feet and is leased for a period of two years. Genesis is in the business of managing and operating geriatric and psychiatric units for various hospitals in the southern United States.

     Genesis Health Management Corporation is a Louisiana Company which has established healthcare to the elderly specializing in Gero-psych. Genesis has developed a program which it has operated in various hospitals for the past three years to provide the psychiatric diagnosis and at the same time treat the secondary medical problems of the elderly. This will integrate with Dynamic, Microwave and P&H Technologies in providing services to clients of advanced years. The business is ongoing.

ITEM 3.           Legal Proceedings.

     On January 7, 1994, the Bureau of Securities of the State of New Jersey filed a complaint in the matter of Capital General Corporation, David R. Yeaman and 74 other named defendants, Nevada and Utah corporations, including the Company, which complaint proposes that civil monetary penalties totaling $30,000 be assessed against Capital General Corporation for alleged violations of the Uniform Securities Law (1967), N.J.S.A. 49:3-47 et. seq. by (1) selling to 24 New Jersey residents between April 1986 and May 1991, securities in 25 of the 74 above referred to respondent corporations named in the proceeding, not including the Company, which were neither registered nor exempt from registration, and (2) making untrue statements of material fact and omitting to state material facts in connection with said New Jersey sales in 6 of the 74 above referred to resident corporations named in the proceeding, not including the Company. Also on January 7, 1994, the Bureau of Securities of the State of New Jersey, based on substantially similar allegations as in the above referred complaint, issued its Order Denying Exemptions and to Cease and Desist. This order summarily denied the exemptions contained in N.J.S.A. 49:3-50(b), (1), (2), (3), (9), (11) and (12) of the
securities  of  Capital   General   Corporation  and  the  other  74  respondent
corporations, including the Company, except that excluded from the summary denial of the exemption contained in N.J.S.A. 49-3-50(b)(12) is the Offer of Rescission by Capital General Corporation to 24 New Jersey residents pursuant to the offer of rescission which began about April 28, 1993. This order also ordered Capital General Corporation and David Yeaman to Cease and Desist from offering or selling any securities in blind pool corporations into, or from, the State of New Jersey.

     Capital General and David Yeaman filed answers denying the material allegations of the complaint and resisting the imposition of civil monetary penalties, and the said Order Denying Exemptions and to Cease and Desist. Subsequently the issues raised in the complaint and order were settled by agreement between the Bureau of Securities and Mr. Yeaman and Capital General Corporation in a consent order dated July 11, 1994 and approved by an administrative law judge of the State of New Jersey Office of Administrative Law September 2, 1994. Under the terms of the consent order, all claims in the complaint against all named respondents were settled by the payment of $3,000 civil penalty, and the order was modified so as not to apply to 27 of the respondent companies, not including the Company.

     Other than this matter, the Company and any of its subsidiaries and any of their property, are not involved in any material pending legal proceeding. At this time, neither the Company, nor any of its subsidiaries, have any material bankruptcy, receivership, or similar proceeding pending.

Item 4. Submission of Matters to a Vote of Security Holders.

     On October 28, 1996, an annual shareholders meeting was held. The following Directors were elected: Jan Wallace, Herb Capozzi, and Logan Anderson. The three individuals were also Directors before the election. Each Director received votes as follows:

                   Jan Wallace         Herb Capozzi       Logan Anderson
Votes For:          2,470,000            2,470,000           2,470,000

     None of the Directors received votes against or withheld, neither were there any abstention votes or Broker non votes.

     The following items were approved with 2,470,000 votes For, 0 against or withheld, 0 abstentions and 0 broker non votes:

     1. To increase the size of the Board of Directors from no less than three or more than seven members.
     2. To increase the number of authorized shares from 25,000,000 shares to 100,000,000 shares.
     3. To change the requirement that the annual meeting be held on a specific day each year.
     4. To approve the acts and actions of the Board to the date of the meeting and to ratify and adopt the acts of the Corporation.
     5. To remove the designated Class "A" voting common stock, and to classify all shares of the Company as "Common Shares".

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

     The Company trades on the NASDAQ-OTC system, (trading symbol DYAS). The Company also trades on the Frankfurt and Berlin Exchanges in Germany, (trading symbol DYA).

     The following table lists the high and low sales prices for the common stock of the company during the two most recent fiscal years:

NASDAQ-OTC

                                     High Sales Price           Low Sales Price
1996     First Quarter               $           0.00           $          0.00
         Second Quarter                          4.25                      2.00
         Third Quarter                           3.75                      2.00
         Fourth Quarter                          4.25                      2.87

1995     First Quarter                           0.00                      0.00
         Second Quarter                          0.00                      0.00
         Third Quarter                           0.00                      0.00
         Fourth Quarter                          0.00                      0.00

     As of December 31, 1996 there were 419 record holders of the Company's common stock.

     The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6. Management's Discussion and Analysis or Plan of Operation

     During the year the Company completed a Regulation S Stock Offering to Non-US Residents of 1,822,400 shares at $1.75 per share, and, 12,500 shares at $2.00 per share and sold 184,000 shares to employees and consultants at $1.00 per share pursuant to the Company's Incentive Stock Option Plan and an S-8 registration.

     The Company issued 784 Convertible Notes in Reliance on Regulation S to non U.S. persons. Each note is for $18,500 and bears interest at 10% per annum and is convertible into common stock of the Company at $3.50 per share. The notes mature September 16, 2006. The proceeds were used to acquire Genesis Health Management Corporation and also provided the Company with the additional capital as detailed in the attached financial statements. This discussion covers the years 1995 and 1996, the years in which the Company had operations and was doing business. Prior to that time the Company was a development stage company and was not engaged in any substantial business.

     The notes may be converted into common stock by the holder at a price of $3.50 per share. The Notes may be redeemed by the Company at any time after September 15, 1997 with payment to the holder of the investment, accrued interest and a premium from 10% reduced to 0% by the year 2005. The Company is obligated to make interest payments to the investors of 10% of the total invested semi-annually until the Notes are either converted or redeemed.

     The Company entered into an agreement to acquire up to 75% of Microthermia Technology, Inc., (MTI), for $2,850,000. In advance of the acquisition the Company loaned Microthermia $56,080 which bears interest at 5.5% per annum and was due to be paid to the Company March 8, 1996. The shareholders of MTI approved the transaction, however, the required approval of the Secretary of State of California was not received. The Company did not proceed with this transaction. The Company did however, through its wholly owned subsidiary MAC which became Microwave Medical Corp., enter into a licensing agreement with MTI for the exclusive use of certain technology. This licensing agreement is renewable by the Company and will provide access of the Company to the medical treatments using the microwave technology without incurring the cost of acquiring the underlying company. As the treatments are approved by the FDA it is expected that this business segment will contribute revenue to the Company.

     In order for the Company to fund day to day operations it was necessary to obtain a loan of $220,000 from a Canadian company. Of this $220,000 amount $20,000 is a fee and the remaining $200,000 represents cash advanced to the Company. As collateral for the loan 100,000 shares of common stock of the Company were pledged and 100,000 shares of Claire Technology have been pledged by a person who provides management services to the Company and to Claire Technologies. Upon the payment of the loan 20,000 shares of common stock of the Company will be paid. If the loan was not paid on time the Company was required to pay a penalty of 10,000 shares of common stock for every 15 days the payment was overdue. The interest rate was 5% for 90 days beginning December 21, 1995. The loan was due March 21, 1996, and was mutually extended. The loan was repaid during the year along with a negotiated bonus of 40,000 shares.

GENESIS HEALTH MANAGEMENT CORP.

     The Company acquired Genesis Health Management Corporation (GHMC) effective December 2, 1996. The final agreement of the parties provided that the Company was to pay $12,000,000 in cash, execute a promissory note to the previous owners of Genesis for $3,000,000 and issue 3,000,000 shares of the common stock of the Company. The shares of stock were valued at $3.33 per share by agreement of the parties as the estimated fair market value of the shares at the time of the transaction. This acquisition was funded by the sale of the convertible notes detailed above. The proceeds of the convertible notes provided for payment of the acquisition of Genesis Health Management and for working capital to the Company to sustain operations. The $3,000,000 loan has an interest rate of 10%, which the Company intends to pay off in the first quarter of 1997. The note was paid off on March 3, 1997.

     GHMC manages and operates 19 geriatric and psychiatric units in various hospitals on both an in-patient and out-patient basis. The Gross revenue from the date of the acquisition to the year ended December 31, 1996 was $1,122,500. The operating expenses accounted for 61% of revenues totaling $682,013.

DISCUSSION OF CONSOLIDATED OPERATIONS

     The consolidated financial statements for 1996 as presented provide information for the first time of the wholly owned subsidiaries Microwave
Medical Corp. (MMC had only minor activity in 1995) and Genesis Health Management Corporation and the 50% subsidiary, P&H Laboratories. All significant intercompany balances and transactions have been eliminated in the consolidation.

     The following items need to be understood in connection with reading the following financial information: The pro forma information assumes that Genesis was part of the Company for all of 1995 and 1996 and that P&H was part of the Company for all of 1995.

     NET SALES AND MANAGEMENT FEES. Actual: Sales and management fees increased from $0 in 1995 to $4,517,598 with the acquisition of P&H and Genesis. Pro
Forma: Sales and management fees increased from $7,555,201 in 1995 to $13,073,458 in 1996, mainly due to the new contracts obtained by Genesis.

     GROSS PROFIT. Actual: Gross profit increased from $0 in 1995 to $2,020,601 in 1996. The increase resulted from the gross profit provided by Genesis and P&H. Pro Forma: Gross profit increased from $5,185,033 in 1995 to $10,576,461 in 1996, due to the profitability of Genesis and P&H.

     COST OF SALES. Actual: Cost of sales increased from $0 in 1995 to $2,496,997 in 1996 and related to P&H. Pro Forma: Cost of sales increased from $2,370,168 in 1995 to $2,496,997 in 1996. The 5% increase relates to higher costs of P&H.

     SELLING AND GENERAL AND ADMINISTRATIVE EXPENSES. Actual: These expenses increased from $562,273 in 1995 to $2,785,635 in 1996. The major reason for the increase relates to Genesis and P&H and higher management fees incurred by the Company. Pro Forma: These expenses increased from $4,950,820 in 1995 to $8,884,355 in 1996, mainly due to Genesis and P&H.

     NET INTEREST INCOME/EXPENSE. Actual: The Company had net interest expense of $171,500 for 1996 compared with net interest income of $2,786 in 1995. The substantial increase in interest expense relates mainly to the interest expense associated with the convertible notes. Pro Forma: Net interest expense for 1996 was $186,635 compared with net interest expense of $13,089 in 1995. The increase relates mainly to interest expense related to the convertible notes.

     NET LOSS. Actual: Net loss increased from $619,467 in 1995 to $956,821 in 1996. The increase was due to the large amount of research and development incurred by Micro ($605,599) and large amounts of general and administrative expenses incurred by the Company. The main items of expense incurred by the Company were management fees of approximately $428,000, legal fees of approximately $233,000, amortization of goodwill of approximately $202,000 and travel expense of approximately $225,000 relating to looking for potential investors for the Company and purchasers of the convertible notes. Pro Forma:
Net income increased from a loss of $300,474 in 1995 to income of $1,487,484 in 1996. Approximately $685,000 of the increase results from expected tax benefits in the future and the balance of the increase is due to the increased profitability of Genesis and P&H.

     LIQUIDITY AND CAPITAL RESOURCES. Actual: Working capital was $2,266,990 at December 31, 1996 compared to $688,363 at December 31, 1995. The increase arises from the profitability of Genesis and P&H and an increase in convertible notes. Pro Forma: Working capital at December 31, 1996 was $2,266,990 compared to
$2,711,339 for 1995. The 1995 figures do not include the Genesis pro forma transaction which distorts working capital by adding $3,050,000 to current liabilities without reflecting cash from convertible notes that would have resulted if the transaction had taken place in 1995 rather than in 1996.

     The Company's growth in the future is expected to be financed by working capital provided by equity and debt offerings and excess cash generated by Genesis. Genesis expects to be able to meet cash requirements from operations. Micro will need assistance from the Company to fund operations. P&H expects to meet cash requirements from operations. Several California banks have expressed interest in providing lines of credit to P&H.

ITEM 7. Financial Statements and Supplementary Data.

         See Item 13.

ITEM 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     No independent accountant previously engaged as the principal accountant to audit the Company's financial statements, nor an independent accountant who was previously engaged to audit a significant subsidiary and on whom the principal accountant expressed reliance in its report, has resigned or was dismissed. The Company has not changed accountants nor has it had any disagreements with any accountants.

                                    PART III

ITEM 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

     The following table shows the positions held by the Company's officers and directors. The directors were appointed and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions at the discretion of the directors.

Name                      Age            Position
----                      ---            --------
Jan Wallace               41             President, Director
Logan Anderson            42             Secretary-Treasurer, Director
Florian Homm              37             Director
Herb Capozzi              71             Director
Billy Means, Jr.          42             Director

Jan Wallace (age 41) is a Director, President and Chief Executive Officer of the Company. Ms. Wallace has been employed by the Company since April 1995, when she was elected to the Board of Directors and accepted the position of Chief Executive Officer. Ms. Wallace was previously Vice President of Active Systems, Inc. a Canadian Company specializing in SGML Software, an ISO standard in Ottawa, Ontario. Prior to that she was President and Owner of Mailhouse Plus,
Ltd., an office equipment distribution company which was sold to Ascom Corporation. She has also been in management with Pitney Bowes-Canada and Bell Canada where she received its highest award in Sales and Marketing. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics. Ms. Wallace is also an officer and director of Claire Technologies, Inc.

Logan Anderson (age 42) is Secretary-Treasurer of the Company. Mr. Anderson has been Secretary-Treasurer of the Company since April 1995. Since 1993 Mr. Anderson has been principal and president of Amteck Financial Services Corp., a financial consulting company in Vancouver, B.C. During 1992 and 1993 Mr. Anderson was an Officer and Director of Centrepoint Equities Inc., in Vancouver, B.C. From 1982 to 1992 Mr. Anderson was Controller of Cohart Management group, which was responsible for management of private and public corporations. Mr. Anderson received his Bachelors of Commerce degree in Accounting and Economics from Otago University, New Zealand in 1977. Mr. Anderson is an Associated Chartered Accountant (New Zealand). Mr. Anderson is also an officer and director of Claire Technologies, Inc.

William H. Means, Jr. (age 42) is President of Genesis. Mr. Means received his B.S. in Business Administration from Louisiana Tech University in 1976 and his M.B.A. in Personnel Management from Louisiana Tech in 1978. From 1978 to 1980, Mr. Means worked as an Assistant Credit Manager, Salary Administrator and Commercial Loan Review Analyst at Commercial National Bank in Shreveport, Louisiana. From 1980 through 1984 he was the Vice President of Commercial Loan Administration at Bossier Bank and Trust in Bossier City, Louisiana. From 1984 through 1986 he was a Senior Vice President at National Bank of Bossier and from 1986 through 1988 he was a Senior Vice President at Bank of Mid-South in Bossier City, Louisiana. From 1988 through 1989 he was a co- owner and Account Executive at United Advertising Network and from 1989 through 1991 he was an Office and Site supervisor at McNeely Construction Company. Mr. Means owned and operated Space Center Painting and Construction Company, Space Center Mini Storage and Terrace Acres Apartments from 1991 through 1994, when he joined Genesis as an Executive Vice President and later became President of Genesis.

Florian Homm (age 37) has been in the investment management and banking businesses for over fifteen years, much of it in senior management positions with firms such as Merrill Lynch, Fidelity Management and Research, Bank Julius Baer and Tweedy, Browne in London, New York, Boston and Frankfurt. Mr. Homm is Managing Partner of Value Management and Research GmbH in Germany, a firm specializing in investment management and corporate financial services. VMR includes amongst its fund management clients highly regarded institutional investors as well as European blue chip companies and fast growing corporations in North America and Europe. Mr. Homm is an honors graduate in Economics from Harvard College. He received his Master of Business Administration degree from Harvard Business School. Mr. Homm is a Board Member of the European Association of Securities Dealers (EASD), on the board of a number of European public companies, has received several investment awards and has published extensively on a wide range of financial topics.

Herb Capozzi (age 71) is a Director of the Company. Mr. Capozzi is currently a Director and the Co-founder of PLC Systems, Inc., a cardiac revascularization company developing medical systems and technology which trades on the American Stock Exchange. He was President and Director of International Potter Distillers, and Director and Co-founder of the Keg Restaurant chain in Canada. Mr. Capozzi was a partner in bringing McDonald's restaurants to Canada. From 1981 to 1986, Mr. Capozzi was one of three original Directors of EXPO '86, the 1986 World's Fair in Vancouver, Canada. Mr. Capozzi was an elected member of Legislative Assembly, Province of British Columbia, for two terms and Chairman of the Insurance Committee and the Procedure Committee. He also had a football career with the New York Giants (NFL), the Calgary Stampeders (CFL), and the Montreal Alouttes (CFL), and with the B.C. Lions as General Manager for 10 years. Mr. Capozzi was a principal owner of the soccer organization, the Vancouver White Caps. Mr. Capozzi received his Bachelor's Degree of Arts for Chemistry and a Bachelor's Degree of Commerce from the University of British Columbia. He also received a Bachelor's Degree of Education from the University of Italy.

ITEM 10. Executive Compensation.

                            Annual Compensation Table
                                           Annual Compensation                         Long Term Compensation
                            -------------------------------------------------   ------------------------------------
                                                                      Other     Restricted
                                                                     Annual        Stock      Options/*      LTIP        All Other
   Name         Title         Year        Salary         Bonus       Compen.      Awarded     SARs (#)    payouts($)   Compen.
--------   ------------    ---------    -----------  -----------  -----------   ----------   -----------  ----------   -----------
Jan
Wallace    President,         1996      $   120,000  $         0  $         0            0       150,000  $         0  $         0
           CEO,
           Director           1997          120,000
Logan
Anderson   Secretary/
           Treasurer,         1996          120,000            0            0            0       405,000            0            0
           Director           1997          120,000
Florian
Homm       Director
           since 1/9/97       1996                0            0            0            0       200,000            0            0

Herb
Capozzi    Director           1996                0            0            0            0       100,000            0            0

Billy
Means      Director           1996           6,731**           0            0            0             0            0            0
                              1997        101,000***

*Options
     The following options were granted to former or current directors and officers of the Company. The options were granted when the Company did not publicly trade and no monetary value had been attributed to the granting of the options. The stock options are at a price of $1.00 per share. 2,000,000 shares were granted in 1996. 1,816,000 options were issued but not yet exercised at the end of 1996.

                                        Date                Date                                Expiration          % of Total
                                       Granted             Issued              Number              Date               Granted
                                 ----------------    -----------------   -----------------   ----------------   ------------------
Jan Wallace                           04/09/96            04/09/96                 150,000       04/09/99                     7.50
Logan Anderson                        04/09/96            04/09/96                 150,000       04/09/99                     7.50
Logan Anderson                        04/09/96            10/04/96                 255,000       10/04/99                    12.75
Florian Homm                          04/09/96            04/09/96                 100,000       04/09/99                     5.00
Florian Homm                          09/16/96            09/16/96                 100,000       09/16/99                     5.00
Herb Capozzi                          04/09/96            04/09/96                 100,000       04/09/99                     5.00
Harry Moll                            04/09/96            04/09/96                 270,000       04/09/99                    13.50
                                                                                                                ------------------
                                                                                                                             56.25%

** This was Mr. Mean's salary after Genesis was acquired.

*** Salary per employment contract for 1997.

     Jan Wallace and Logan Anderson have two year employment contracts with Dynamic which call for compensation of $120,000 per year per person for 1997 and 1998.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 1996, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group.

                                                    Name and Address                      Amount of                 Percent
               Title of Class                      of Beneficial Owner              Beneficial Ownership           of Class
         -------------------------        ----------------------------------      ------------------------    -------------------
         Class A Common                   Cede & Co.                                             2,405,002                  19.8%
                                          PO Box 222
                                          Bowling Green Station
                                          New York, NY 10274-0000

         Class A Common                   Vickie T. Lucky                                        2,370,000                  19.5%
                                          1613 Jimmie Davis Highway, Suite 1 & 2
                                          Bossier City, LA 71112

         Class A Common                   Brant Investments, Ltd.                                1,631,480                  13.4%
                                          Global Securities Service
                                          BH Level Royal Bank Plaza
                                          200 Bay Street
                                          Toronto, Canada M5J255

         Class A Common                   Harry Moll                                             1,770,000(1)               14.2%
                                          Box 836
                                          Georgetown
                                          Grand Cayman, BWI

         Class A Common                   Jan Wallace                                              550,000(2)                4.5%
                                          (President & Director)
                                          6929 East Cheney
                                          Paradise Valley, AZ 85253

         Class A Common                   Herb Capozzi (Director)                                  100,000(3)                0.8%
                                          308-595 Howe Street
                                          Vancouver, BC Canada

         Class A Common                   Logan Anderson                                           940,000(4)                7.5%
                                          (Secretary/Treasurer/Director)
                                          7373 North Scottsdale Road, # B-150
                                          Scottsdale, AZ 85253

         Class A Common                   Florian Homm (Director)                                  400,000(5)                3.2%
                                          Amselweg 7b
                                          61462 Koningstein
                                          Germany

         Class A Common                   Billy Means, Jr. (Director)                               30,000                   0.2%
                                          1613 Jimmie Davis Highway, Suite 1 & 2
                                          Bossier City, LA 71112

         Class A Common                   All Officers and Directors                             2,020,000                  15.4%
                                          as a Group (5 persons)

(1) Includes 300,000 shares owned by SSM, Ltd., which is controlled by Mr. Moll and 270,000 options held by Mr. Moll.
(2)  Includes 150,000 options held by Ms. Wallace.
(3)  Includes 100,000 options held by Mr. Capozzi.
(4) Includes 100,000 shares owned by Amteck Management, Inc., which is controlled by Mr. Anderson and 405,000 options held by Mr. Anderson.
(5)  Includes 200,000 options held by Mr. Homm.

ITEM 12. Certain Relationships and Related Transactions.

     Harry Moll was paid $120,000 by the Company for consulting services rendered to the Company during 1996. In order for the Company to fund day to day operations, it was necessary to obtain a loan of $220,000 from a Canadian company. This loan was arranged through Mr. Moll and it is his collateral that has been pledged against repayment of the loan. Of this $220,000 amount $20,000 is a fee and the remaining $200,000 represents cash advanced to the Company. As collateral for the loan 100,000 shares of common stock of the Company were pledged and 100,000 shares of Claire Technology have been pledged by Mr. Moll who provides management services to the Company and to Claire Technologies. Upon the payment of the loan 20,000 shares of common stock of the Company will be paid. If the loan is not paid in a timely fashion, the Company will be required to pay a penalty of 10,000 shares of common stock for every 15 days the payment is overdue. The interest rate is 5% for 90 days beginning December 21, 1995. The loan was due December 21, 1995. The loan was repaid during the current year, and a total of 40,000 bonus shares were issued to settle the loan.

     Florian Homm, Director, is Managing Partner of Value Management and Research GmbH in Germany ("VMR"). VMR owns $92,500 of convertible debt issued by the Company in 1996.

     Jan Wallace and Logan Anderson each received $120,000 in compensation. Amteck Management, Inc., controlled by Logan Anderson, received $92,000 in 1996 for rent and administrative services.

                                     PART IV

ITEM 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following financial statements, financial statement schedules and supplementary data are included:

                                                                                                                            Page
         Independent Auditor's Report                                                                                        F-1

         Financial Statements:

         Consolidated Balance Sheets - December 31, 1996 and 1995.                                                           F-2

         Consolidated Statements of Operations - Years Ended December 31, 1996, 1995, and 1994.                              F-4

         Consolidated Statement of Changes in Stockholders' Equity - Years Ended
                  December 31, 1996 and 1995.                                                                                F-5

         Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995, and 1994.                              F-6

         Notes to Financial Statements                                                                                       F-7

         The following exhibits are included:

(3)(i)   Articles of Incorporation are incorporated by reference.
    (ii) By-Laws are incorporated by reference.

(4)(ii)  Instruments defining the rights of holders of long-term debt                                                         17
    (iii)Copies of indentures qualified under the Trust Indenture Act of 1939                                                 19

(21)     Subsidiaries of the registrant                                                                                       23
(27)     Financial Data Schedule

     (b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1996. A Form 8-K/A was filed on November 14, 1996 and another Form 8-K/A was filed on December 17, 1996 to provide further information not originally included in the 8-K filing dated August 27, 1996 relating to the acquisition of Genesis. The information filed included audited financial statements of Genesis for 1996, 1995, and 1994.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  DYNAMIC ASSOCIATES, INC.



Date:    __03/24/97__             By: _/s/___Jan Wallace_______________________
                                         Jan Wallace, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    __3/24/97___       By: __/s/___Jan Wallace_________________________
                                Jan Wallace, President and Director



Date:    __3/24/97___       By: __/s/____Logan Anderson_____________________
                                Logan Anderson, Secretary/Treasurer and Director



Date:    __3/24/97___       By: __/s/_____Herb Capozzi______________________
                                Herb Capozzi, Director



Date:    __3/24/97___       By: _/s/_____Billy Means_______________________
                                Billy Means, Director



Date:    __3/24/97___       By: _/s/____Florian Homm_______________________
                                Florian Homm, Director

                                 SMITH & COMPANY
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                   CRANDALL BUILDING SUITE 700
AMERICAN INSTITUTE OF                         10 WEST 100 SOUTH
     CERTIFIED PUBLIC ACCOUNTANTS             SALT LAKE CITY, UTAH 84101
UTAH ASSOCIATION OF                           TELEPHONE:     (801) 575-8297
     CERTIFIED PUBLIC ACCOUNTANTS             FACSIMILE:     (801) 575-8306
-------------------------------------------------------------------------------

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Dynamic Associates, Inc.

We have audited the accompanying consolidated balance sheets of Dynamic Associates, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Associates, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the results of their operations, changes in stockholders' equity and their cash flows for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.


                                                   /s/ Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
February 28, 1997, except Note 8 which is dated March 6, 1997.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         December 31,
                                                                                             -------------------------------------
                                                                                                   1996                1995
                                                                                             -----------------  ------------------
ASSETS
         CURRENT ASSETS
              Cash                                                                           $       3,342,478  $          780,976
              Short-term commercial paper                                                              104,541                   0
              Accounts receivable (less allowance for doubtful accounts of
                $759,925 in 1996 and $0 in 1995)                                                     2,118,174                   0
              Loans receivable - related parties (Note 7)                                              510,300             212,000
              Other receivables                                                                        115,374                   0
              Accrued interest (Note 7)                                                                 22,002               4,202
              Inventories (Note 2)                                                                     717,827                   0
              Prepaid expense and other current assets                                                 125,110                   0
              Deferred tax benefit (Note 12)                                                           407,000                   0
              Option (Note 5)                                                                                0              30,000
                                                                                             -----------------  ------------------
                                                                      TOTAL CURRENT ASSETS           7,462,806           1,027,178

         PROPERTY, PLANT & EQUIPMENT (Note 6)                                                          425,200               7,050

         OTHER ASSETS
              Deferred debt issue costs (Note 2)                                                     1,523,712                   0
              Investment - restricted stock                                                              8,600                   0
              Deferred tax benefit (Note 12)                                                           450,000                   0
              Goodwill (Note 2)                                                                     24,060,585                   0
              Deposits                                                                                  23,037                   0
              Organization Costs (Note 2)                                                                  880               1,120
                                                                                             -----------------  ------------------
                                                                                                    26,066,814               1,120
                                                                                             -----------------  ------------------

                                                                                             $      33,954,820  $        1,035,348
                                                                                             =================  ==================


                                       F-2
See Notes to Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (continued)

                                                                                                         December 31,
                                                                                             -------------------------------------
                                                                                                   1996                1995
                                                                                             -----------------  ------------------
LIABILITIES & EQUITY
         CURRENT LIABILITIES
              Accounts payable                                                               $       1,259,481  $          115,993
              Accrued expenses                                                                         448,024                   0
              Current portion of long-term debt (Note 10)                                               73,955                   0
              Bridge loans (Note 8)                                                                  3,150,000             220,000
              Income taxes payable (Note 12)                                                            76,860               1,600
              Accrued interest payable                                                                 187,496               1,222
                                                                                             -----------------  ------------------
                                                                 TOTAL CURRENT LIABILITIES           5,195,816             338,815

         Long-term debt (Note 10)                                                                      158,395                   0
         Convertible notes (Note 11)                                                                14,504,000                   0
         Deferred income tax (Notes 2 and 12)                                                           56,500                   0
                                                                                             -----------------  ------------------
                                                                                                    14,718,895                   0
                                                                                             -----------------  ------------------
                                                                         TOTAL LIABILITIES          19,914,711             338,815

         Minority interest in subsidiary (Note 4)                                                      840,000                   0
         Commitments and contingencies (Note 14)                                                             0                   0

         STOCKHOLDERS' EQUITY Common Stock $.001 par value:
                Authorized - 25,000,000 shares
                Issued and outstanding 12,158,900 shares                                                12,159               7,000
              Additional paid-in capital                                                            14,765,238           1,310,000
              Retained deficit                                                                      (1,577,288)           (620,467)
                                                                                             -----------------  ------------------
                                                                TOTAL STOCKHOLDERS' EQUITY          13,200,109             696,533
                                                                                             -----------------  ------------------

                                                                                             $      33,954,820  $        1,035,348
                                                                                             =================  ==================

                                       F-3
See Notes to Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                          Year ended December 31,
                                                                         ---------------------------------------------------------
                                                                                1996               1995                1994
                                                                         -----------------   -----------------  ------------------
Net sales                                                                $       3,395,098   $               0  $                0
Management fees                                                                  1,122,500                   0                   0
Cost of sales                                                                    2,496,997                   0                   0
                                                                         -----------------   -----------------  ------------------

                                                           GROSS PROFIT          2,020,601                   0                   0

Selling and General & administrative expenses                                    2,785,635             562,273                   0
Research and development (Note 2)                                                  605,599                   0                   0
Bad debts                                                                            2,300              58,380                   0
                                                                         -----------------   -----------------  ------------------
                                                                                 3,393,534             620,653                   0
                                                                         -----------------   -----------------  ------------------

                                            NET OPERATING INCOME (LOSS)         (1,372,933)           (620,653)                  0

OTHER INCOME (EXPENSE)
     Interest income                                                                97,903               4,233                   0
     Interest expense                                                             (269,403)             (1,447)                  0
     Miscellaneous income                                                            8,162                   0                   0
     Unrealized decline in investment                                              (41,400)                  0                   0
                                                                         -----------------   -----------------  ------------------
                                                                                  (204,738)              2,786                   0
                                                                         -----------------   -----------------  ------------------

                                        NET INCOME (LOSS) BEFORE INCOME
                                            TAXES AND MINORITY INTEREST         (1,577,671)           (617,867)                  0

INCOME TAX EXPENSE (BENEFIT) (Note 12)                                            (685,055)              1,600                   0
                                                                         -----------------   -----------------  ------------------

                                               NET INCOME (LOSS) BEFORE
                                                      MINORITY INTEREST           (892,616)           (619,467)                  0

MINORITY INTEREST                                                                   64,205                   0                   0
                                                                         -----------------   -----------------  ------------------

                                                      NET INCOME (LOSS)  $        (956,821)  $        (619,467) $                0
                                                                         =================   =================  ==================

Net income (loss) per weighted average share                             $            (.11)  $            (.29) $              .00
                                                                         =================   =================  ==================

Weighted average number of common shares used to
     compute net income (loss) per weighted
     average share                                                               8,377,442           2,141,213           1,000,000
                                                                         =================   =================  ==================



                                       F-4
See Notes to Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                   Common Stock              Additional
                                                                  Par Value $.001              Paid-in          Retained
                                                            Shares           Amount            Capital           Deficit
                                                        -------------   ---------------   ---------------   ---------------
Balances at 12/31/94                                        1,000,000   $         1,000   $             0   $        (1,000)
   Issuance of common stock (restricted) for services
     at $.001 per share at 9/30/95                          3,500,000             3,500
   Sale of common stock (restricted) at $.05 per
     share at 9/30/95                                         505,000               505            24,745
   Sale of common stock (restricted) at $1.00 per
     share at 9/30/95                                         511,000               511           510,489
   Sale of common stock (restricted) at $.05 per
     share at 12/27/95                                        745,000               745            36,505
   Sale of common stock (restricted) at $1.00 per
     share at 12/29/95                                        739,000               739           738,261
   Net loss for year                                                                                               (619,467)
                                                        -------------   ---------------   ---------------   ---------------

Balances at 12/31/95                                        7,000,000             7,000         1,310,000          (620,467)
   Sale of common stock (Regulation S) at $2.00
     per share                                                 12,500                13            24,987
   Sale of common stock (Regulation S) at $1.75
     per share                                              1,822,400             1,822         3,187,377
   Sale of common stock (S-8) at $1.00 per share              184,000               184           183,816
   Issuance of common stock (restricted) at $1.00
     per share for expense                                     40,000                40            39,960
   Acquisition of subsidiary (P & H)                                                             (225,026)
   Issuance of common stock (restricted)
     related to Genesis acquisition                         3,100,000             3,100        10,319,900
   Expenses related to capital raising                                                            (75,776)

   Net loss for year                                                                                               (956,821)
                                                        -------------   ---------------   ---------------   ---------------

Balances at 12/31/96                                       12,158,900   $        12,159   $    14,765,238   $    (1,577,288)
                                                        =============   ===============   ===============   ===============




                                       F-5
See Notes to Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Year ended December 31,
                                                                         ---------------------------------------------------------
                                                                                1996               1995                1994
                                                                         -----------------   -----------------  ------------------
OPERATING ACTIVITIES
   Net (loss)                                                            $        (956,821)  $        (619,467) $                0
   Adjustments to reconcile net (loss) to cash used by operating activities:
       Depreciation and amortization                                               311,178                 251                   0
       Bad debt                                                                          0              56,080                   0
       Minority interest                                                            64,205                   0                   0
       Stock issued for expense                                                     40,000               3,500                   0
       Investment received as interest income                                      (50,000)                  0                   0
       Unrealized decline in investment                                             41,400                   0                   0
       Deferred taxes                                                             (801,500)                  0                   0
       Fee added to loan                                                                 0              20,000                   0
   Changes in assets and liabilities:
       Accounts receivable                                                          86,117                   0                   0
       Inventories                                                                (129,024)                  0                   0
       Prepaid expenses and other                                                 (120,587)                  0                   0
       Accounts payable and accrued expenses                                       931,268             115,993                   0
       Income taxes payable                                                        (52,945)              1,600                   0
       Accrued interest payable                                                    186,274               1,222                   0
                                                                         -----------------   -----------------  ------------------

                                  NET CASH USED BY OPERATING ACTIVITIES           (450,435)           (420,821)                  0

INVESTING ACTIVITIES
   Loans to related party and accrued interest                                    (246,480)           (216,202)                  0
   Loan - other                                                                    (91,953)            (56,080)                  0
   Purchase of equipment                                                          (155,821)             (7,221)                  0
   Purchase of option                                                                    0             (30,000)                  0
   Refund of option                                                                 30,000                   0                   0
   Deposits                                                                         (1,312)                  0                   0
   Purchase of subsidiaries                                                    (12,102,233)                  0                   0
   Goodwill                                                                     (3,947,775)                  0                   0
   Deferred debt issue costs                                                    (1,566,721)                  0                   0
   Organization costs                                                                    0              (1,200)                  0
                                                                         -----------------   -----------------  ------------------

                                  NET CASH USED BY INVESTING ACTIVITIES        (18,082,295)           (310,703)                  0

FINANCING ACTIVITIES
   Cash from subsidiaries                                                          674,440                   0                   0
   Principal payments on debt                                                     (301,571)                  0                   0
   Principal payments on capital lease obligation                                     (519)                  0                   0
   Proceeds from sale of common stock                                            3,322,423           1,312,500                   0
   Loan proceeds                                                                 3,000,000             200,000                   0
   Convertible note proceeds                                                    14,504,000                   0                   0
                                                                         -----------------   -----------------  ------------------

                              NET CASH PROVIDED BY FINANCING ACTIVITIES         21,198,773           1,512,500                   0
                                                                         -----------------   -----------------  ------------------

                                  INCREASE IN CASH AND CASH EQUIVALENTS          2,666,043             780,976                   0

Cash and cash equivalents at beginning of year                                     780,976                   0                   0
                                                                         -----------------   -----------------  ------------------

                               CASH AND CASH EQUIVALENTS AT END OF YEAR  $       3,447,019   $         780,976  $                0
                                                                         =================   =================  ==================
SUPPLEMENTAL INFORMATION
   Cash paid for interest                                                $          70,391   $           1,447  $                0
   Cash paid for income taxes                                                      169,390                   0                   0


                                       F-6
See Notes to Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

NOTE 1: BUSINESS ACTIVITY
     The Company was incorporated under the laws of the state of Nevada on July 20, 1989 and had been in the development stage through 1995. The Company is now engaged in the acquisition of microwave technologies for medical purposes through Microwave Medical Corp. ("Micro"), in the business of managing the operation of geriatric/psychiatric units for various hospitals through Genesis Health Management Corporation ("Genesis") and the manufacturing of highly technologically advanced components and subsystems for the communications and aerospace industries through P & H Laboratories ("P & H").

     Genesis has contracts with hospitals in the states of Louisiana, Arkansas, Mississippi, and Tennessee. The contracts range from three to five years. At December 31, 1996, Genesis had nineteen active contracts with monthly billings of $1,122,500. In January of 1997, another contract was added to increase monthly billings to $1,151,000. Nine of the contracts began in 1996, nine began in 1995 and one began in 1994.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
     Principals of Consolidation
     The consolidated financial statements for 1996 include the accounts of the Company; its wholly owned subsidiaries, Micro (which was incorporated September 15, 1995 under the laws of the State of California) and Genesis (which was incorporated on October 15, 1996 in Louisiana as Genesis Acquisition Corporation, merged with Genesis Health Management Corporation on December 2, 1996 and changed its name to Genesis Health Management Corporation on December 5, 1996); and a 50% owned subsidiary, P & H. The Company acquired 50% of P & H on May 6, 1996 pursuant to an option agreement dated December 12, 1995.

     All significant intercompany balances and transactions have been eliminated in consolidation. The Statement of Operations for 1996 includes the operation of P & H for all of 1996 (unaudited net income for the quarter ended March 31, 1996 (prior to being acquired by Dynamic) was $38,860) and the operations of Genesis for the month of December, 1996.

     Accounting Methods
     The Company recognizes income and expenses based on the accrual method of accounting.

     Inventories
     Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 1996, inventories were comprised of the following:
                  Raw materials                  $     271,669
                  Work in progress                     446,158
                                                 -------------
                                                 $     717,827
                                                 =============

     Research and Development Costs
     Research and development costs were $605,599 for 1996 and were all incurred by Micro.

     Warranty Costs
     The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in accrued expenses in the accompanying balance sheet.

     Dividend Policy
     The Company has not yet adopted any policy regarding payment of dividends.

     Estimates
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Allowance for Uncollectible Accounts
     The Company provides an allowance for uncollectible accounts based upon prior experience and management's assessment of the collectibility of existing specific accounts.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1996

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued) Concentration of Credit Risk Financial instruments, which potentially subject the Company to concentration of risk, consist of cash and investments. The Company places its investments in highly rated commercial paper obligations which limits the amount of credit exposure. Historically, the Company has not experienced any losses related to investments.

     Property, Plant and Equipment
     Property, plant and equipment is recorded at cost and is being depreciated over a useful life of five to eight years using the straight-line and accelerated methods.

     Cash and Cash Equivalents
     For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     Organization Costs
     Organization costs of Micro are being amortized over sixty months.

     Goodwill
     Goodwill relating to the acquisition of Genesis is being amortized over ten years.

     Deferred Debt Issue Costs
     These costs are associated with raising money by issuing convertible notes. The costs are being amortized over the life of the notes (ten years). In the event the notes are converted to common stock, the remaining unamortized costs will be charged to additional paid-in capital.

     Income Taxes
     Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.
     Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. The valuation allowance at December 31, 1996 was zero. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 1996, temporary differences arose primarily from differences in the timing of recognizing expenses for financial reporting and income tax purposes. Such differences include depreciation, bad debt allowance, and various accrued operating expenses.

     Loss per Share
     Loss per common share is computed by dividing net loss by the weighted average shares outstanding during each period. The convertible notes which are convertible to common stock have not been considered in the calculation as their inclusion would be antidilutive.

NOTE 3: CAPITALIZATION
     The Company's authorized stock includes 25,000,000 shares of Class "A" common stock at $.001 par value. Shareholders approved 100,000,000 authorized shares but the appropriate document has yet to be filed with the State of Nevada.

     During 1996, the Company issued 40,000 shares of its common stock for interest expense, at $1.00 per share, sold 12,500 shares of Regulation S stock at $2.00 per share, sold 1,822,400 of Regulation S stock at $1.75 per share, sold 184,000 shares of S-8 stock at $1.00 per share, and issued 3,100,000 shares of restricted stock at $3.33 per share in connection with the Genesis acquisition.

     During 1995, the Company issued 3,500,000 shares of its restricted common stock to various parties for management services. The stock was recorded at $.001 per share due to the fact there was no market for the stock at the time. Also, during 1995, the Company sold 1,250,000 shares of its restricted common stock at $.05 per share and 1,250,000 restricted common shares at $1.00 per share.

NOTE 4: MINORITY INTEREST
     At December 31, 1996, 50% of P & H is owned by other parties.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1996

NOTE 5: OPTION

     During 1995, the Company paid $30,000 for an option to purchase 50% of the outstanding common stock of P & H Laboratories, Inc. ("P & H") for a total price of $1,000,000. The $30,000 was refunded when the option was exercised in May, 1996. The Company has an option to purchase the remaining 50% of P & H stock for $1,000,000. This option expires April 23, 1998.

NOTE 6: PROPERTY, PLANT, AND EQUIPMENT
     Property, plant, and equipment as of December 31, 1996 are summarized as follows:
                                           Accumulated       Net Book
                                 Cost      Depreciation       Value
                             ------------  -------------   -----------
Transportation Equipment     $     95,135  $      25,166   $    69,969
Machinery & Equipment           1,527,988      1,340,624       187,364
Furniture & Fixtures              327,345        171,473       155,872
Leasehold Improvements             16,493          4,498        11,995
                             ------------  -------------   -----------

                             $  1,966,961  $   1,541,761   $   425,200
                             ============  =============   ===========

     Depreciation expense is calculated under straight-line and accelerated methods based on the estimated service lives of depreciable assets. Depreciation expense for the year ended December 31, 1996 amounted to $65,739.

     Included in machinery and equipment is $59,315 of equipment under a capital lease at December 31, 1996. The related accumulated depreciation at December 31, 1996 is $48,758.

NOTE 7: LOANS RECEIVABLE - RELATED PARTIES

      Due From                     Amount     Interest Rate      Due Date
-----------------------------   -----------   -------------   -----------------
Officer of P & H                $    30,300        0%         June, 1997
Officers of Micro                   105,000        0%         December 31, 1997
Claire Technologies, Inc. (1)       375,000       10%         November 1, 1997
                                -----------
                                $   510,300
                                ===========

          (1)also convertible to Claire stock at $.20 per share. Claire will also issue 100,000 shares of its restricted common stock. Beginning February 28, 1997 and every three months thereafter, Claire will issue an additional 100,000 shares if the loan is still outstanding. The loan is payable November 1, 1997 and if not paid by that date Claire will pay an additional 500,000 common (restricted) shares. Claire will have 30 days grace to remedy the payment, and the loan will be payable on demand thereafter. Claire has some of the same Officers and Directors as the Company.

     Accrued interest at December 31, 1996 is $22,002.

NOTE 8: BRIDGE LOANS
     At December 31, 1996, the Company owes $3,000,000 under one bridge loan and $150,000 under the other. The $3,000,000 loan has an interest rate of 10%, payable monthly beginning January 2, 1997. All outstanding principal and interest is due September 2, 1997. The loan is due to the former owners of Genesis who now own 24.7% of the Company's common stock. The loan is collateralized by 51% of the common stock of Genesis which is owned 100% by the Company. During 1997, the loan was paid in full with the final payment being made on March 3, 1997.

     The other $150,000 is due to a bank, has an interest rate of 9% and is payable January 5, 1997. The loan was repaid in January, 1997. The loan was guaranteed by two principals of Genesis.

NOTE 9: RELATED PARTY TRANSACTIONS
     During the year $120,000 was paid to the Company's President, $120,000 was paid to the Company's Secretary/Treasurer, and $120,000 was paid to a consultant and director. See also Note 14.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1996

NOTE 10: LONG-TERM DEBT

      Notes payable - S.B.A.  Payable in monthly
          installments of $892, including
          interest at 4% through June 2003.
          Debt is guaranteed by the President
          of P & H. This note is subordinated to the bank
          note below.                                        $          59,992

      Note payable  - Bank.  Payable  in  monthly
          installments  of  $3,317  plus
          interest   at  prime  plus  1%  per
          annum  and  secured  by  accounts
          receivable,  other rights to payment,
          general intangibles,  inventory,
          and equipment of P & H. Debt matures
          in December, 1999.                                           112,758

     Genesis finances certain equipment for various items:

     9.25% Note payable to bank in monthly
         installments of $661, plus interest
         through February 21, 2000.                                     21,514

     9.40% Note payable to a lending institution
         payable in monthly installments of
         $927, plus interest through November
         29, 1999.                                                      28,288

     11.50% Note payable to a lending institution
         payable in monthly installments of $1,032,
         plus interest through November 6, 1997                          9,798
                                                             -----------------
                                                                       232,350
         Less current portion                                          (73,955)
                                                             -----------------
                                                             $         158,395
                                                             =================

     Scheduled maturities of these obligations are as follows:

      Year ending December 31,
                 1997                                        $          73,955
                 1998                                                   65,096
                 1999                                                   59,347
                 2000                                                    9,756
                 2001                                                    9,900
                 Thereafter                                             14,296
                                                             -----------------
                                                             $         232,350
                                                             =================

NOTE 11: CONVERTIBLE NOTES
     At December 31, 1996, the Company owes $14,504,000 to various entities in the form of convertible notes. The notes bear interest at 10% per annum and the interest is payable on January 16 and July 16 of each year, beginning January 16, 1997. The notes are part of an overall maximum $18,500,000 indenture.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1996

NOTE 11: CONVERTIBLE NOTES - continued
     Conversion
     The holder of any Note will have the right anytime prior to maturity, to convert the principal thereof (or any portion thereof that is an integral multiple of $1,000) into shares of Common Stock at the conversion price of US $3.50 (the "Conversion Price"), except that if a Note is called for redemption, the conversion right will terminate at the close of business on the business day immediately preceding the date fixed for redemption. Upon conversion, no adjustment will be made for interest or dividends, but if any holder surrenders a Note for conversion between the record date for the payment of an installment of interest and the next interest payment date, then, notwithstanding such conversion, the interest payment on such interest payment date will be paid to the registered holder of such Note on such record date. In such event, such Note which surrendered for conversion, must be accompanied by payment of an amount equal to the interest payable on such interest payment date on the portion so converted. No fractional shares will be issued upon conversion but a cash adjustment will be made for any fractional interest.

     At December 31, 1996 the notes could have been converted into 4,144,000 shares of the Company's common stock.

     Optional Redemption
     The Notes will be redeemable at the option of the Company, in whole or in part, at any time and from time to time, on and after September 15, 1997, on not less than 15 nor more that 60 days' notice by first class mail, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period beginning September 15 of the year indicated below, in each case, together with accrued interest thereon to the redemption date:
                             Year                      Percentage
                      ------------------             --------------
                      1997                                110.00%
                      1998                                108.75%
                      1999                                107.50%
                      2000                                106.25%
                      2001                                105.00%
                      2002                                103.75%
                      2003                                102.50%
                      2004                                101.25%
                      2005                                100.00%

     If less than all the Notes are to be redeemed, the Trustee will select Notes for redemption in any manner the Trustee deems fair and appropriate. If any Note is to be redeemed in part only, a new Note or Notes in principal amount equal to the unredeemed principal portion thereof will be issued.

     Subordination of Notes
     The Notes will be subordinate in right of payment to the extent set forth in the Indenture to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company, whether outstanding on the date of the Indenture or thereafter created, incurred, assumed, or guaranteed. Upon any distribution of assets of the Company in any dissolution, winding up, liquidation, or reorganization of the Company (whether in an insolvency or bankruptcy proceeding or otherwise), payment in full must be made on such Senior Indebtedness before any payment is made on or in respect of the Notes. Upon the happening and during the continuance of a default in payment of interest on or principal of Senior Indebtedness, or any other default with respect to such Senior Indebtedness permitting the holder thereof to accelerate the maturity thereof, no payment may be made by the Company on or in respect of the Notes. No such subordination will prevent the occurrence of any Event of Default (as defined in the Indenture).

     "Senior Indebtedness" includes (i) all indebtedness of the Company (a) for borrowed money, (b) which is evidenced by a note, debenture or similar instrument (including a purchase money mortgage) given in connection with the acquisition of any property or assets (other than inventory or similar property acquired in the ordinary course of business), including securities, or (c) for the payment of money relating to a Capitalized Lease Obligation (as defined in the Indenture); (ii) any liability of others described in the preceding clause which the Company has guaranteed or which is otherwise its legal liability; and (iii) any amendment, renewal, extension, or refunding of any such liability; provided, however, that Senior Indebtedness will not include any indebtedness of the Company to a subsidiary or any indebtedness or guarantee of the Company which, by its terms or the terms of the instrument creating or evidencing it, is not superior in right of payment to the Notes.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1996

NOTE 11: CONVERTIBLE NOTES - continued
     Subordination of Notes - continued
     The Indenture will not limit the amount of additional indebtedness, including Senior Indebtedness, which the Company can create, incur, assume, or guarantee, nor will the Indenture limit the amount of indebtedness which any subsidiary can incur. As a result of these subordination provisions, in the event of insolvency, holders of the Notes may recover less ratably than general creditors of the Company.

NOTE 12: INCOME TAXES
     Components of income tax (benefit) are as follows:
        Current
            Federal                                $               63,500
            State                                                  52,945
                                                   ----------------------
                                                                  116,445
        Deferred
            Federal                                              (799,000)
            State                                                  (2,500)
                                                                 (801,500)
                                                   ----------------------
        Income tax (benefit)                       $             (685,055)
                                                   ======================

     A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:
                                                     December 31, 1996
          Income tax computed at federal
              statutory tax rate                   $             (671,100)
          State taxes (net of federal benefit)                    (13,955)
                                                   ----------------------
                                                   $             (685,055)
                                                   ======================

     The Company is not able to file a consolidated tax return with P & H because it only owns 50% of P & H. P & H has a federal tax liability of approximately $31,000 at 12-31-96 and a state liability of approximately $13,000. Genesis has a state tax liability of approximately $31,000.

     Significant components of the Company's deferred tax liabilities and assets for income taxes consist of the following:
           Current deferred tax assets
               Net operating loss                  $              340,000
               Allowance for doubtful accounts                      9,000
               Capitalized inventory cost for tax                  21,000
               Vacation accrual                                    22,000
               State income tax                                     9,000
               Other accruals                                       6,000
                                                   ----------------------
           Net deferred current tax assets         $              407,000
                                                   ======================
           Long-term deferred tax asset
               Net operating loss                  $              450,000
                                                   ======================
           Long-term deferred tax liabilities
               Difference in fixed assets          $               56,500
                                                   ======================

     There was no net change in the valuation allowance for the years ended December 31, 1996 and December 31, 1995.

     The Company anticipates being able to use the entire Federal Net Operating Loss of $2.3 million during 1997 and 1998.

     At December 31, 1996, the Company has a federal net operating loss carryover of approximately $2,324,000. The Federal loss will expire as follows:
             December 31, 2010                     $              556,000
             December 31, 2011                                  1,768,000
                                                   ----------------------
                                                   $            2,324,000
                                                   ======================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1996

NOTE 12: INCOME TAXES (continued)
     The California net operating loss carryover of approximately $341,500 expires as follows:
                 December 31, 2003                       $               15,500
                 December 31, 2004                                      326,000
                                                         ----------------------
                                                         $              341,500
                                                         ======================

NOTE 13: INCENTIVE STOCK OPTION PLAN
     During 1995, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 2,000,000. At December 31, 1996, all 2,000,000 options have been granted. The Company also can grant non-qualified stock options. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000 for qualified options and $1,000,000 for non-qualified options. For 10% shareholders, the option price shall not be less than 100% of the fair market value of the shares on the grant date and the exercise period shall not exceed 5 years from the grant date. In the case of non-qualified stock options, the option price shall not be less than $1.00 per share, or at a price exceeding $1.00 per share at the discretion of the Committee. During 1996 the following options were granted:

           150,000 shares to the President
           405,000 shares to the Secretary
           200,000 shares to a Director
           100,000 shares to a Director
           200,000 shares to the Vice President of Corporate Communications 945,000 shares to others

     The exercise price is $1.00 per share. The Vice President of Corporate Communications exercised 55,000 options.

     During 1996, 184,000 shares were sold pursuant to the plan including the 55,000 mentioned above. The options were non- qualified.

NOTE 14: COMMITMENTS AND CONTINGENCIES

     The Company is provided with office space and other management services on a month-to-month basis by Amteck Management, Inc., an entity controlled by the Company's Secretary. $92,000 was paid to Amteck during 1996. $600 per month was paid to Amteck as rent beginning in March, 1996. Other fees to Amteck will be based on services received. Officers currently are receiving no salary but are being paid management fees when services are provided. Various other individuals are paid as services are performed.

     For 1997, it is projected that the Company's President will receive $10,000 monthly, the Secretary will receive $10,000 monthly, and a consultant will receive $10,000 per month, pursuant to two year contracts which are effective January 1, 1997. The agreements are renewable for successive one year periods at $12,000 per month.

     Micro has the following commitments:

          Two officers will each receive $10,417 per month from January 1, 1997 through August 31, 1998. (1)

          (1) Dynamic has not approved the full term of this contract, considering it to terminate December 31, 1997, not August 31, 1998. This would reduce future minimum payments by $166,672.

     Genesis has the following commitments:

               The President will receive $101,000 for 1997 and $102,667 through November, 1998.

               The Financial Reimbursement Specialist will receive $70,700 for 1997 and $71,867 through November, 1998.

               The Senior Vice President for Operations will receive $181,800 for 1997 and $184,800 through November, 1998.

               A Consultant will receive $30,000 per month through November, 1998.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1996

NOTE 14: COMMITMENTS AND CONTINGENCIES (continued)

     Future scheduled payments under these employment related commitments are as follows:
                               Year Ending
                  December 31, 1997                       $            1,323,508
                  December 31, 1998                                    1,216,006
                                                          ----------------------
                                                          $            2,539,514
                                                          ======================

     P & H leases its facility from its President under an operating lease that requires minimum monthly payments of $15,164. The lease expires February 28, 1998 and requires P & H to pay real property taxes, insurance, and utility bills.

     Future minimum lease payments are as follows:
                               Year Ending
                  December 31, 1997                       $              182,000
                  December 31, 1998                                       30,000
                                                          ----------------------
                                                          $              212,000
                                                          ======================

     The attorney for Genesis receives a monthly fee of $10,000.

     Genesis leases equipment under operating leases expiring through 1998.

     Future minimum lease payments are as follows:
                               Year Ending
                  December 31, 1997                       $              126,475
                  December 31, 1998                                       68,035
                                                          ----------------------
                                                          $              194,510
                                                          ======================

     Genesis leases its facility at $2,800 per month through September 30, 1998 and also leases an apartment for out of town business at $500 per month through October 31, 1997. Genesis also pays the taxes and utilities.

     Future minimum lease payments are as follows:
                               Year Ending
                  December 31, 1997                       $               38,600
                  December 31, 1998                                       25,200
                                                          ----------------------
                                                          $               63,800
                                                          ======================

     Genesis leases an aircraft from a related party on a monthly basis, but the payment is not determined until the end of each month. Future minimum payments are not determinable.

     Rental expense for the year ended December 31, 1996 was $203,299 ($4,947 in 1995) which includes $7,120 paid by Micro to P & H.

NOTE 15: FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amount of cash and cash equivalents, loans, and interest receivable, accounts payable, accrued expenses and interest payable approximate fair value due to the short maturity periods of these instruments. The fair value of the Company's long-term debt, based on the present value of the debt, assuming interest rates as follows at December 31, 1996 was:
                  Notes at 4%                             $               44,465
                  Notes at various % (1)                                 121,696
                  Notes at 11.5%                                           8,819
                  Convertible notes at 10.0%                           5,601,398
                                                          ----------------------

                                                          $            5,776,378
                                                          ======================

               (1) includes notes with actual interest rates ranging from 9.25 to 9.40%.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 1996

NOTE 16: INDUSTRY SEGMENTS

     The Company receives its revenue from two sources: management fees earned by Genesis and sales of components and subsystems made by P & H. Information about those segments for the year ended December 31, 1996 is as follows:
                         Management
                            Fees          Sales       Other (1)    Consolidated
                        ------------  -------------  ------------  ------------
Sales and
  Management fees       $  1,122,500  $   3,395,098  $          0  $  4,517,598

Operating profit (loss) $    440,487  $     171,969    (1,985,389) $ (1,372,933)
                        ============  =============  ============  ============

Identifiable assets at
  December 31, 1996     $  1,451,361  $   1,415,795  $     79,322  $  2,946,478
Corporate assets             329,033        782,854    29,896,455    31,008,342
                        ------------  -------------  ------------  ------------
Total assets at
  December 31, 1996     $  1,780,394  $   2,198,649  $ 29,975,777  $ 33,954,820
                        ============  =============  ============  ============

     Operating profit is total revenue less cost of goods sold, selling, general and administrative expenses, research and development and bad debts.

     Identifiable assets are those used by each segment of the Company's operations. Corporate assets are primarily cash, commercial paper, deferred costs and intangibles.

          (1)  Reflects  general  and  administrative  expenses,   research  and
          development and bad debts of the Company and Micro which reduce operating profit of the segments to an operating loss on a consolidated basis. Amortization of goodwill in the amount of $202,190 is also included.

     Pre-consolidation net income (loss) is as follows:

                  Dynamic                 $       (1,624,870)
                  Micro                             (595,318)
                  P & H                              128,409
                  Genesis                            258,829
                                          ------------------
                                                  (1,832,950)
                  Tax benefit adjustment             940,334
                  Minority interest                  (64,205)
                                          ------------------
                    Adjusted Net Loss     $         (956,821)
                                          ==================

NOTE 17: ACQUISITION OF SUBSIDIARIES

     During 1996, $1,000,000 cash was paid to acquire 50% of the outstanding common stock of P & H in a purchase transaction. The results of operations of P & H for all of 1996 are included in the consolidated statements of operations.

     In December 1996, the Company purchased 100% of the outstanding stock of Genesis for $25,373,000. $15,050,000 was paid in cash or notes and accounts payable. $10,323,000 was paid by issuing 3,100,000 shares of restricted common stock at a value of $3.33 per share. $24,262,775 of the purchase price has been allocated to goodwill which is being amortized over ten years. The results of operations for Genesis for December 31, 1996 are included in the consolidated statements of operations.

NOTE 18: PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
     See the following pages for unaudited condensed consolidated financial statements which assume the entities were together as of the beginning of each period presented.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                                  BALANCE SHEET
                                December 31, 1995

                                                                                          Pro Forma      Consolidated
                                                        Dynamic         Genesis          Adjustments       Pro Forma
                                                   ---------------   ---------------  ---------------   --------------
ASSETS
       CURRENT ASSETS
          Cash                                     $       959,843   $    178,945 (1) $      (500,000)  $      638,788
          Short-term commercial paper                      329,157              0                              329,157
          Accounts receivable                              810,825        589,500                            1,400,325
          Loans receivable - related parties               272,300              0                              272,300
          Loans receivable                                       0          7,494                                7,494
          Accrued interest                                   4,202              0                                4,202
          Inventory                                        588,803              0                              588,803
          Prepaid expense                                    4,523         16,639                               21,162
          Deferred tax benefit                              53,000              0                               53,000
                                                   ---------------   ------------     ---------------   --------------

                            TOTAL CURRENT ASSETS         3,022,653        792,578            (500,000)       3,315,231

       PROPERTY, PLANT AND
           EQUIPMENT                                       177,757        247,822                              425,579

       OTHER ASSETS
          Goodwill                                               0              0 (1)      12,000,000       25,257,080
                                                                                  (2)       3,000,000
                                                                                  (3)      10,323,000
                                                                                  (4)          50,000
                                                                                  (5)        (115,920)
          Deposits                                          21,315            200                               21,515
          Organization costs                                 1,120              0                                1,120
                                                   ---------------   ------------     ---------------   --------------
                                                            22,435            200          25,257,080       25,279,715
                                                   ---------------   ------------     ---------------   --------------

                                                   $     3,222,845   $  1,040,600     $    24,757,080   $   29,020,525
                                                   ===============   ============     ===============   ==============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                        UNAUDITED CONSOLIDATED CONDENSED
                            BALANCE SHEET (Continued)
                                December 31, 1995


                                                                                          Pro Forma      Consolidated
                                                        Dynamic         Genesis          Adjustments       Pro Forma
                                                   ---------------   ---------------  ---------------   --------------
LIABILITIES & EQUITY
       CURRENT LIABILITIES
          Accounts payable and accrued
              expenses                             $       320,254   $    309,466 (4) $        50,000   $      679,720
          Bridge loan                                      220,000              0 (2)       3,000,000        3,220,000
          Current portion of long-term debt                 77,823              0                               77,823
          Income taxes payable                             129,805         46,544                              176,349
                                                   ---------------   ------------     ---------------   --------------

                       TOTAL CURRENT LIABILITIES           747,882        356,010           3,050,000        4,153,892

       Long-term debt                                      173,652        542,575 (1)      11,500,000       12,216,227
       Loan from shareholders                                    0         26,095                               26,095
       Deferred income taxes                                54,000              0                               54,000
                                                   ---------------   ------------     ---------------   --------------

                               TOTAL LIABILITIES           975,534        924,680          14,550,000       16,450,214

       Minority interest in subsidiary                     775,389              0                              775,389

       STOCKHOLDERS' EQUITY
          Common stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding 7,000,000
              shares                                         7,000          1,000 (3)           3,100           10,100
                                                                                  (6)          (1,000)
          Additional paid-in capital                     1,335,000              0 (3)      10,319,900       11,539,980
                                                                                  (5)        (115,920)
                                                                                  (6)           1,000
          Earnings (deficit) accumulated
              during the development stage                 129,922        114,920                              244,842
                                                   ---------------   ------------     ---------------   --------------

                      TOTAL STOCKHOLDERS' EQUITY         1,471,922        115,920          10,207,080       11,794,922
                                                   ---------------   ------------     ---------------   --------------

                                                   $     3,222,845   $  1,040,600     $    24,757,080   $   29,020,525
                                                   ===============   ============     ===============   ==============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                          Year ended December 31, 1996

                                                                                         Pro Forma           Consolidated
                                                        Dynamic         Genesis*         Adjustments           Pro Forma
                                                   ---------------   ---------------     ----------------  ---------------
Net Sales                                          $     3,395,098   $             0     $                 $     3,395,098
Management fee income                                            0         9,678,360                             9,678,360
Cost of sales                                            2,496,997                 0                             2,496,997
                                                   ---------------   ---------------     ----------------  ---------------

                                    GROSS PROFIT           898,101         9,678,360                            10,576,461

Selling and general and administrative
       expenses                                          2,105,922         6,778,433                             8,884,355
Research and development                                   605,599                 0                               605,599
                                                   ---------------   ---------------     ----------------  ---------------
                                                         2,711,521         6,778,433                             9,489,954
                                                   ---------------   ---------------     ----------------  ---------------

                     NET OPERATING INCOME (LOSS)        (1,813,420)        2,899,927                             1,086,507

OTHER INCOME (EXPENSE)
       Interest income                                      97,903               426                                98,329
       Interest expense                                   (268,725)          (16,239)                             (284,964)
       Miscellaneous income                                  8,162                 0                                 8,162
       Unrealized decline in investment                    (41,400)                0                               (41,400)
                                                   ---------------   ---------------     ----------------  ---------------
                                                          (204,060)          (15,813)                             (219,873)
                                                   ---------------   ---------------     ----------------  ---------------

                               NET INCOME (LOSS)
                         BEFORE INCOME TAXES AND
                               MINORITY INTEREST        (2,017,480)        2,884,114                               866,634

INCOME TAX EXPENSE (BENEFIT)                                73,500           180,980  (7)        (939,535)        (685,055)
                                                   ---------------   ---------------     ----------------  ---------------

                               NET INCOME (LOSS)
                        BEFORE MINORITY INTEREST        (2,090,980)        2,703,134              939,535        1,551,689

MINORITY INTEREST                                           64,205                 0                                64,205
                                                   ---------------   ---------------     ----------------  ---------------

                               NET INCOME (LOSS)   $    (2,155,185)  $     2,703,134     $        939,535  $     1,487,484
                                                   ===============   ===============     ================  ===============

Net income (loss) per weighted
       average share                               $          (.26)  $         29.22                       $           .18
                                                   ===============   ===============                       ===============

Weighted average number of common
       shares used to compute net income
       (loss) per weighted average share                 8,377,442            92,500                             8,377,442
                                                   ===============   ===============                       ===============

     * Includes the month of December, 1996 which is also included in the audited Statements of Operations shown at Page F-4.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                          Year ended December 31, 1995

                                                                                           Pro Forma        Consolidated
                                                        Dynamic          Genesis          Adjustments         Pro Forma
                                                   ---------------   ---------------  ------------------  ---------------
Net Sales                                          $     3,723,013   $             0  $                   $     3,723,013
Management fee income                                            0         3,832,188                            3,832,188
Cost of sales                                            2,370,168                 0                            2,370,168
                                                   ---------------   ---------------  ------------------  ---------------

                                    GROSS PROFIT         1,352,845         3,832,188                            5,185,033

Selling and general and administrative
   expenses                                              1,407,527         3,543,293                            4,950,820
Bad debts                                                   58,380            47,425                              105,805
                                                   ---------------   ---------------  ------------------  ---------------
                                                         1,465,907         3,590,718                            5,056,625
                                                   ---------------   ---------------  ------------------  ---------------

                     NET OPERATING INCOME (LOSS)          (113,062)          241,470                              128,408

OTHER INCOME (EXPENSE)
   Interest income                                          28,543                24                               28,567
   Interest expense                                        (24,579)          (17,077)                             (41,656)
                                                   ---------------   ---------------  ------------------  ---------------
                                                             3,964           (17,053)                             (13,089)
                                                   ---------------   ---------------  ------------------  ---------------

                               NET INCOME (LOSS)
                         BEFORE INCOME TAXES AND
                               MINORITY INTEREST          (109,098)          224,417                              115,319

INCOME TAX EXPENSE                                         202,600            59,308                              261,908
                                                   ---------------   ---------------  ------------------  ---------------

                               NET INCOME (LOSS)
                        BEFORE MINORITY INTEREST          (311,698)          165,109                             (146,589)

MINORITY INTEREST                                         (153,885)                0                             (153,885)
                                                   ---------------   ---------------  ------------------  ---------------

                               NET INCOME (LOSS)   $      (465,583)  $       165,109  $                0  $      (300,474)
                                                   ===============   ===============  ==================  ===============

Net income (loss) per weighted
   average share                                   $          (.18)  $         16.51                      $          (.05)
                                                   ===============   ===============                      ===============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                     2,641,213            10,000                            5,741,213
                                                   ===============   ===============                      ===============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                    NOTES TO UNAUDITED PRO FORMA CONSOLIDATED
                         CONDENSED FINANCIAL STATEMENTS


The preceding pro forma consolidated condensed balance sheet has been derived from the balance sheets of the Company and Genesis Health Management Corporation ("Genesis") at December 31, 1995. The balance sheet assumes that the Company acquired 100% of the outstanding stock of Genesis on January 1, 1995. The Balance Sheet column for December 31, 1995 labeled Dynamic also assumes the Company had acquired 50% of the outstanding stock of P & H Laboratories on January 1, 1995.

     (1) Reflects $12,000,000 cash paid to acquire 100% of the outstanding stock of Genesis and cash acquired by issuance of convertible notes.

     (2) Reflects issuance of $3,000,000 note payable for the balance of the purchase price.

     (3) Reflects the issuance of 3,000,000 restricted common shares as part of purchase price at $3.33 per share and 100,000 restricted common shares for a finder's fee at $3.33 per share.

     (4)  Reflects a commission due on the transaction.

     (5) Reflects the reduction of goodwill by the net assets purchased at book value.

     (6)  Eliminates common stock of subsidiary.

     (7) Reflects income tax benefit adjustment due to being able to file a consolidated tax return with Genesis and expected future tax savings produced by offsetting income from Genesis with the net operating loss carryover of the Company.

The preceding pro forma consolidated condensed statements of operations have been derived from the statements of operations of the Company and Genesis as of December 31, 1996 and December 31, 1995, and assumes the companies were consolidated as of the beginning of each period presented. The Statement of Operations column labeled Dynamic for 1995 assumes that Dynamic had acquired 50% of the outstanding stock of P & H Laboratories on January 1, 1995.

                    Exhibit (4)(ii) - SAMPLE CONVERTIBLE NOTE

                            UNITED STATES OF AMERICA
STATE OF NEVADA                                                   CERT NO:   12

                            DYNAMIC ASSOCIATES, INC.
                              A NEVADA CORPORATION

                              10% CONVERTIBLE NOTE

     Dynamic Associates, Inc. a Nevada Corporation, hereinafter called the Corporation, is indebted and, for value received, hereby promises to pay to the registered holder hereof, as hereinafter provided at the office of the Corporation, 7373 North Scottsdale Road, Suite B-150, Scottsdale, Arizona 85253, upon presentation of the Convertible Note, (Note) the principal sum of with interest at the rate of 10% due September 15, 2006.

     Payment shall be in any coin or currency of the United States of America which at the time of payment is legal tender for public and private debts ans shall be made at the principal officer of the Corporation.

     The Notes will be issued under an indenture (the "Indenture"), to be dated as of September 16, 1996, between Dynamic Associates, Inc. and Josepthal, Lyon & Ross, GMBH as trustee ("Trustee"). The terms of the Notes will include those stated in the Indenture and those made part of the Indenture by reference to the Trust Indenture Act of 1939, as in effect on the date of the Indenture (the "Trust Indenture Act"). The Notes will be subject to all such terms, and prospective investors are referred to the Indenture and the Trust Indenture Act for a statement of such terms.

     The statements under this caption relating to the Notes and the Indenture are summaries and do not purport to be complete. Such summaries make use of certain terms defined in the Indenture and are qualified in their entirety by express reference to the Indenture. As used under this caption, the term "Company" refers only to Dynamic Associates, Inc. and not to its subsidiaries.

   Redemption
     This Note shall be redeemable upon presentation by the registered owner to the Treasurer of the Corporation if written notice of not less than 15 nor more than 60 days' notice by first class mail, has been received and the Corporation, at its option, agrees to the redemption. All redemption shall be handled on a first come, first served basis according to the Note register kept by the Corporation. All Notes shall rank equally and rateably without priority. The details regarding this redemption are provided in the Note accompanying this Certificate.

   Conversion
     The holder of any Note will have the right, exercisable at any time prior to maturity, to convert the principal thereof (or any portion thereof that is an integral multiple of $1,000) into shares of Common Stock at the conversion price of US$3.50 (the "Conversion Price"), except that if a Note is called for redemption, the conversion right will terminate at the close of business on the business day immediately preceding the date fixed for redemption. The details regarding conversion, registration and other redemption rights are outlined in the Note which accompanies this Certificate.

   Subordination of Notes
     The Notes will be subordinate in right of payment to the extent set forth in the Indenture to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company, whether outstanding on the date of the Indenture or thereafter created, incurred, assumed or guaranteed. The details regarding Subordination of Notes are outlined in the Note which accompanies this Certificate.

IN WITNESS WHEREOF, the Corporation has signed and sealed this Convertible Note on the _______th day of ___________________________, 19______.

                                      DYNAMIC ASSOCIATES, INC.
ATTEST:

___________________________________   By_______________________________________
Secretary                                  Jan Wallace, President

NOTICE: No writing on this Convertible Note or entry to be made except by an officer of the Corporation.

DATE OF REGISTRY     NAME AND ADDRESS OF REGISTERED HOLDER    AUTHORIZED OFFICER








     For Value Received, __________________hereby sell, assign and transfer unto all right, title and interest in the foregoing Convertible Note and do hereby irrevocably constitute and appoint_____________________________________________
-------------------------------------------------------------------------------
_______________________________________________________Attorney to transfer said
Convertible Note on the books of the within named Corporation with full power of substitution in the premises.

 Dated,              , 19



 In presence of:







THIS NOTE AND THE COMMON STOCK ISSUABLE UPON CONVERSION OF THIS NOTE (COLLECTIVELY THE "SECURITIES") HAVE NOT BEEN REGISTERED WITH THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION UNDER THE U.S. SECURITIES ACT OF 1933, AS AMENDED (THE "ACT") OR THE SECURITIES COMMISSION (THE "COMMISSION") OF ANY STATE UNDER ANY STATE SECURITIES LAW. THEY ARE BEING OFFERED PURSUANT TO A SAFE HARBOR FROM REGISTRATION UNDER REGULATION S ("REGULATION S") PROMULGATED UNDER THE ACT. THE SECURITIES MAY NOT BE OFFERED, SOLD OR OTHERWISE TRANSFERRED IN THE UNITED STATES OR TO U.S. PERSONS (AS SUCH TERM IS DEFINED IN REGULATION S) UNLESS THE SECURITIES ARE REGISTERED UNDER THE ACT AND APPLICABLE STATE SECURITIES LAWS, OR SUCH OFFERS, SALES AND TRANSFERS ARE MADE PURSUANT TO AN AVAILABLE EXEMPTION FROM THE REGISTRATION REQUIREMENTS OF THOSE LAWS.

                                Exhibit (4)(iii)

                                 TRUST AGREEMENT

DATE: September 16, 1996.

PARTIES: Josepthal, Lyon & Ross, GmbH, a German Limited Liability Company, acting as pay in agent (the "Trustee") and Dynamic Associates, Inc., Scottsdale, Arizona a Nevada Corporation (the "Company").

RECITALS: PURPOSE OF THE AGREEMENT

     The Company desires to establish an Agreement with the Trustee in which the funds received from each subscriber (a "Subscriber"), to the Offering of the Company of 1000 units consisting of a 10% note convertible to shares of common stock of the Company as provided under a Private Placement Memorandum dated September 16, 1996, (the "Offering"), and any interest or earnings on such funds, (collectively the "Proceeds") will be held, and the Trustee desires to act as the Trustee for this purpose.

AGREEMENTS:   Therefore,  in  consideration  of  the  mutual  convenants  herein contained, the Trustee and the Company agree as follows:

     1. Trust Account and Duration of Agreement. The Trustee will act as Trustee in connection with the Offering. As Trustee, the Trustee will by this sealed agreement establish a separate specific limited term trust account, (the "Trust Account"), will deposit all the Proceeds into such account in the name of Josepthal, Lyon & Ross, GMBH at ABN-AMRO Bank Deutschland, AG, Frankfurt, Account Number 16.25.969/023. This agreement shall terminate on December 15, 1996. (i.e. 90 day initial term) and all obligations of the Trustee shall terminate. This may be extended by mutual agreement until January 14, 1997 with written agreement of the Parties. The Trustee, at its sole option, may elect to continue as Trustee beyond the above agreed dates.

     2. Subscriptions. Until a disbursement has been made under Section 4 hereof, the Company will cause Subscribers to pay for their subscriptions with a check made payable to the "Trust Account". Upon receipt of a check from a Subscriber, the Company shall promptly forward it to the Trustee or the Trustee is authorized to directly receive checks from the Subscriber, subject to approval by the Company. The Trustee will promptly forward for collection each check received from a Subscriber and upon collection of the proceeds of such check, deposit the same in accordance with Section 3 hereof. The Trustee shall provide the Company on request with a list of the Subscribers and whether and in what amounts collected funds have been received on such Subscribers' accounts. In addition, when the Company delivers a Subscriber's check to the Trustee, they shall provide the Trustee with such Subscriber's name and mailing address.

     3. Manner of Holding. The Trustee shall hold each Subscriber's funds, distribute commissions and certificates as appropriate and transfer remaining funds to the Company. The funds so held will not be invested in any money market instruments or any similar short-term investments and will be made available to the Company immediately. The Trustee shall exercise the reasonable care of a fiduciary in this circumstance and shall provide for the safekeeping of the funds and the certificates.

     4. Disbursement of Proceeds.

          4.1 To the Company. Proceeds from accepted subscriptions may be disbursed to the Company when all of the following conditions have been met:

               (a) the Trustee has received a certificate or certificates from the Company certifying which subscriptions have been accepted by the Company and the dollar amounts in which such subscriptions have been accepted.

               (b) the Trustee shall not have received notification from the Company that the Offering has been withdrawn; and

               (c)  commissions  shall have been paid out of the gross proceeds;
          and

               (d)   the   Company   has  not   commenced   a   bankruptcy,   or
          re-organization.

          4.2 Timing of Disbursement.

               (a) Provided that the conditions set forth in Section 4.1 hereof have been met, collected Proceeds shall be disbursed to the Company at it's request, or (ii) December 15, 1996, which date may be extended at the discretion of the Company until January 14, 1997.

          4.3 To the Subscribers. The collected Proceeds shall be delivered to the Subscribers on the occurence of any of the following events:

               (a) The Trustee receives written notice from the Company that the Offering has been withdrawn.

               (b) The Trustee does not receive a certificate or certificates form the Company by December 15, 1996, which date may be extended, at the discretion of the Company until January 14, 1997.

               (c) The Trustee shall distribute to the Subscriber the share certificates upon completion of all requirements and conditions of 4.2 and the nonoccurrence of the envents of 4.3.

     5. Withdrawal of the Offering. The Company may withdraw the Offering for any reason and at any time prior to the disbursement of the Proceeds. If the Offering is withdrawn, the Company shall so notify the Trustee. In the absence of any such notification, the Trustee shall assume that the Offering has not been withdrawn. Subscribers may not withdraw their subscription or Proceeds form any person other than the Company.

     6. Rejection of Subscriptions. The Company may reject any subscription in whole or in part at any time and for any reason, and shall promptly notify the Trustee of any such rejection. If the Company rejects any subscription or portion thereof for which the Trustee has collected the funds, the Trustee shall promptly remit the rejected amount together with any interest earned or otherwise due thereon, to the rejected Subscriber.

     7. Maintenance of Records. The Trustee shall maintain accurate records of all transactions hereunder. Promptly after the termination of the agreement, the Trustee shall provide the Company with a complete and accurate account of all such transactions. The Company shall also have access to such books and records relating to the Account at all reasonable times during normal business hours upon reasonable notice to the Trustee.

     8. Dispute. If any dispute or difference arrises between the Company and any third person (including any Subscriber) and if any conflicting demand shall be made upon the Trustee, the Trustee shall not be required to determine the same or take any action relating thereto. The Trustee may await settlement of the controversy by final appropriate legal proceedings or otherwise as it may require, or the Trustee may file suit in interpleader in the courts of the State of Arizona, for the purpose of having the respective rights of the parties adjudicated, and any deposit with the court any or all monies held hereunder. Upon institution of such interpleader suit or other action, depositing such money with the court and giving notice of such action to the parties involved either by personal service, or in accordance with the order of the court, the Trustee shall be fully released and discharged form all further obligations hereunder with respect to the monies so deposited. The Company agrees to pay to the Trustee any and all costs and reasonable attorney's fees incurred by the Trustee in connection with such interpleader or other action and to indemnify and hold and save the Trustee harmless from any and all loss, cost, damage or liability hereunder not arising from the gross negligence or intentional misconduct of the Trustee. Upon making any such payment, the Company will be subrogated to the Trustee's right to judgment for such costs, damages, etc., against third persons to the extent permitted by law.

     9. Compensation of Trustee. For all services rendered by the Trustee hereunder, the Trustee shall be entitled to receive from the Company a fee of $100,000.00 USD for the term of the agreement to December 15, 1996, and the extension period, if matually extended, to January 14, 1997. In addition, the Company shall reimburse the Trustee for any and all costs directly related to the offering.

     10. Resignation. The Trustee may resign at any time and be discharged from its duties as Trustee hereunder by giving the other parties hereto at least fifteen (15) days notice hereof. As soon as practicable after its resignation, the Trustee shall turn over to the Company hereto all monies and property held hereunder (less such amount as the Trustee is entitled to retain).

     11. Consent to Service of Process. Each of the parties hereto irrevocably consent to the jurisdiction of the courts of the State of Arizona and of any federal court located in such state in connection with any action, suit or other proceeding arising out of or relating to this agreement or any action taken or omitted hereunder.

     12. Notices. All notices, requests, demands and other communication provided for herein shall be in writing, shall be delivered by hand or by first class mail, shall be deemed given when received and shall be addressed to the parties hereto or the Subscribers at their respective addresses listed below or to such other persons or addresses as the relevant party shall designate from time to time in writing delivered in like manner:

If to the Company:                           If to the Trustee:
Dynamic Associates, Inc.                     Josepthal, Lyon & Ross, GMBH
7373 North Scottsdale Road, Suite B-150      Kaiserstabe 47
Scottsdale, Arizona 85253                    609329 Frankfurt am Main
                                             Germany

     13. Miscellaneous.

          13.1 Assignment: Binding Effect. This Agreement and the rights and obligations of the parties hereunder may not be assigned without the express written consent of the Trustee. This Agreement shall be binding upon and insure to the benefit of each party's respective successors and permitted assigns. No other person shall acquire or have any right under, or by virtue of, this agreement. This Agreement may not be modified, amended or supplemented without an express written agreement execute by the Trustee and the other parties hereto.

          13.2 Governing Law. This Agreement shall be governed by and construed in acccordance with the laws of the State of Arizona.

          13.3 Headings. The headings in the Agreement are for the purposed of reference only and shall not limit or otherwise affect any of the terms hereof.

IN WITNESS WHEREOF, the parties hereto have executed this Agreement as of the day and year first above written.

DYNAMIC ASSOCIATES, INC.                  JOSEPTHAL, LYON & ROSS, GMBH
Company                                   Trustee

Corporate Seal:                           Corporate Seal:


By: /s/ Jan Wallace                        By: /s/  Ed Henschel


Title:   President                         Title:  Geschattsfuhrer  (President)

                                  Exhibit (21)

                         Subsidiaries of the Registrant

     P & H Laboratories is a 50% owned subsidiary. It is a California corporation and does business under the name of P & H Laboratories.

     Microwave Medical Corp. is a 100% owned subsidiary. It is a California corporation and does business under the name of Microwave Medical Corp.

     Genesis Health Management Corporation is a 100% owned subsidiary. It is a Louisiana corporation and does business under the name of Genesis Health Management Corporation.