Form 10KSB/A
period 1996-12-31
DYNAMIC ASSOCIATES INC
filed 1997-04-28
CIK 878146

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended DECEMBER 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ____________

         Commission File No.  33-55254-03

                            DYNAMIC ASSOCIATES, INC.
                 (Name of Small Business Issuer in its charter)

                  NEVADA                             87-0473323
---------------------------------                 ----------------------
(State or other jurisdiction                      (I.R.S. Employer
of incorporation or organization)                 Identification Number)

7373 NORTH SCOTTSDALE ROAD, SUITE B150, SCOTTSDALE, ARIZONA       85253
------------------------------------------------------------   -----------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, including area code:   (602) 483-8700

Securities registered pursuant to Section 12(b) of the Act:   NONE

Securities registered pursuant to Section 12 (g) of the Act:  NONE

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

Issuer's revenues for its most recent fiscal year $4,517,598.

As of March 13, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $24,578,953.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           CLASS                          OUTSTANDING AS OF DECEMBER 31, 1996
------------------------------------      --------------------------------------
$.001 Par Value Class A Common Stock                 12,158,900 Shares

Transitional Small Business Disclosure Format:       Yes / /   No / X /

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS.

OVERVIEW

         Dynamic Associates, Inc., a Nevada corporation (the "Company" or "Dynamic") was incorporated on July 20, 1989 for the purpose of developing venture businesses and was a development stage company through 1995. Through acquisitions Dynamic has become a holding company for a variety of businesses. The Company is now engaged in (i) the development and acquisition of microwave technologies for medical purposes through Microwave Medical Corp. ("Micro"),
(ii) managing the operation of geriatric/psychiatric units for various hospitals through Genesis Health Management Corporation ("Genesis") and (iii) the manufacturing of highly technologically advanced components and subsystems for the communications and aerospace industries through P&H Laboratories, Inc. ("P&H").

         The Company's executive offices are presently located at 7373 North Scottsdale Road, Suite B150, Scottsdale, Arizona 82553. Its telephone number at this location is (602) 483-8700 and the telefax number is (602) 443-1235.

MICROWAVE MEDICAL CORP.

         Micro, a wholly-owned subsidiary of the Company, was established to exploit medical applications for microwaves. Micro has entered into a ten year licensing agreement with Microthermia Technology, Inc. ("MTI"), pursuant to which the Company has the exclusive use of MTI's microwave technology for the treatment of telangiectasia or spider veins. The Company has prepaid the licensing fee for the initial two year term of the licensing agreement which expires on January 16, 1998. The license agreement is renewable for eight additional years at no additional cost to the Company. Under the terms of the licensing agreement, the Company, in addition to the licensing fee, will pay a royalty fee equal to two percent of the net sales of products and services utilizing MTI's microwave technology.

         Currently, surgery, sclerotherapy (injection) and laser or pulsed light treatments are the primary therapies for telangiectasia and are provided through dermatologists, plastic surgeons or vascular surgeons. To date the U.S. Federal Drug Administration ("FDA") has not approved MTI's microwave technology for the treatment of telangiectasia. Micro intends to complete animal tests, obtain an investigative device exemption and start clinical trials, leading to a submission of data to the FDA, and an application for approval of the microwave technology treatment with the FDA in 1997. Micro is also currently developing its own treatment technology for telangiectasia outside of the license agreement with MTI.

         In addition, Micro is currently researching and developing microwave technologies for the treatment of certain human vascular problems. The Company plans to commence development of a treatment for benign prostate hyperplasia, the non-cancerous enlargement of the prostate gland ("BPH").

         BPH is an enlargement of the prostate gland leading to various difficulties. Surgical alternatives, mechanical devices and certain pharmaceutical treatments are the competitive treatments. Micro plans to use microwaves, together with a specialized delivery system to shrink the prostate gland. Micro will be undertaking the necessary steps for the application of patents and FDA approval as we lead into product readiness only. One other company in Massachusetts has obtained FDA approval for use of its machine applying microwave technology to the treatment of BPH. Micro does not have a patent on this technology.

P&H LABORATORIES

         On April 23, 1996, the Company acquired 50% of the outstanding common stock of P&H, a California corporation, for $1,000,000, together with an exclusive two year option expiring on April 23, 1998 to acquire the remaining 50% of P&H for an additional $1,000,000. P&H is a modern microwave component designer and manufacturer. Devices produced at P&H are currently being used on most NASA and military satellites, as well as communications satellites throughout the world.

         P&H also provides special engineering services to customers with specific needs. P&H will be able to provide the Company with this capability to produce and develop manufacturing processes for its medical systems. P&H has experience with the engineering and manufacturing of microwave components, super components and subsystems and also supports major programs and operating platforms. P&H manufacturing operations include thin film processing, top assembly, production testing and tuning and subsystems integration, wire bonding environmental test and packaging.

         P&H has been engaged since its inception in Mil-Standard and Hi-Reliability Aerospace programs for various types of devices. The products of P&H are highly technical and sold to various government and industrial users. The products and the development expertise of P&H will enable Dynamic to reduce its research and development costs for all new products and to provide state of the art engineering for microwave systems.

          The executive  offices of P&H are located at 4496 Runway Street,  Simi
Valley,   California  and  include   manufacturing   and  engineering  space  of
approximately 18,000 square feet. P&H has approximately 60 employees.

GENESIS HEALTH MANAGEMENT CORPORATION

         In December 1996, the Company purchased 100% of the outstanding common stock of Genesis for $25,373,000. Of the purchase price, $15,050,000 was paid in cash or notes and accounts payable and $10,323,000 was paid by issuing 3,100,000 shares of the Common Stock of the Company at a value of $3.33 per share. The notes issued in connection with the acquisition of Genesis were paid in full on March 3, 1997. Genesis is in the business of managing and operating psychiatric/geriatric units in various hospitals (both in-patient and out-patient).

         Genesis, a Louisiana corporation, provides elderly healthcare and gero-psychology services to small healthcare facilities unable to provide these service in house. Gero-psych, while a relatively new field, has historically neglected access to treatment for a large number of elderly people in serious need of this treatment. Gero-psych treatment, as administered today, is primarily geared to low-functioning patients requiring only medication management and patients without medical complications. Elderly people, however, frequently have medical and psychiatric problems, including severe depression, due to the natural aging process, traumatic losses, strokes and various other causes. Psychiatric problems are being treated on gero-psych units and medical problems are being treated on acute care units, many times exceeding authorized lengths of stay, and have become a burden for the hospital's financial resources.

         In order to resolve these problems, Genesis has developed a program which it has operated in various hospitals. Aggressive management has treated the psychiatric diagnosis and at the same time treated the secondary medical problems, allowing for higher medical acuity. This approach has proven beneficial in many respects. In addition to treating the primary diagnosis, the Genesis Senior Care Program assists the host hospital in lowering lengths of stays on the acute care side of the hospital. Furthermore, the acute care physician is able to resolve many medical problems, as opposed to just stabilizing them. This method of treatment results in an overall reduction in the frequency of a patient's returns to the hospital and increases the patient's quality of life.

         Genesis' Senior Care Program provides comprehensive care for elderly patients experiencing acute psychiatric disorders, cognitive impairment and age-related psychological difficulties while concurrently encouraging resolution of medical problems contributing to or inhibiting the resolution of acute care emotional or psychiatric problems. This program targets higher-functioning patients with acute emotional problems, allowing the therapeutic milieu to be effective, as opposed to focusing on lower-functioning patients (who only require medication management). This method achieves maximum therapeutic results after 10-18 days of treatment. Senior care units are allowed to treat patients with higher medical acuity than regular geriatric- psychiatric programs, thus producing higher ancillary costs while providing a higher standard of care for the patients.

         The Genesis treatment program conforms to the guidelines of the JCAHO Accreditation Manual for Hospitals and Medicare Standards. The program is reimbursed AT COST by Medicare when established as a distinct part unit of a hospital which qualifies for an exemption from the Medicare Prospective Payment System ("PPS"). The PPS exemption provides for a cost plus reimbursement system for the unit, which allows the hospital to receive full reimbursement of the direct operating expenses, plus an allocation to the unit of a substantial portion of the hospital's overall overhead and capital costs.

                   FINANCIAL INFORMATION RELATING TO INDUSTRY
                   SEGMENTS AND CLASS OF PRODUCTS OR SERVICES


                                                       1996                       1995                        1994
                                                   ----------------       --------------------       ---------------------

Sales to unaffiliated customers:
         Microwave Medical Corp.                      $         0                $         0                 $         0
         P&H Laboratories                               3,395,098                  3,723,013                   3,448,251
         Genesis Health Management
           Corporation*                                 1,122,500                  3,382,188                      65,000

         Intersegment sales or transfers                        0                          0                           0

Operating profit or (loss):
         Microwave                                       (604,856)                   (87,184)                          0
         P&H                                              171,969                    507,591                      92,799
         Genesis*                                         440,487                    241,470                     (62,681)

Identifiable assets:
         Microwave                                         79,322                          0                           0
         P&H                                            1,415,795                  1,570,335                   1,641,754
         Genesis                                        1,451,361                    837,321                     109,220

*        Includes December 1996 only.

ITEM 2.  DESCRIPTION OF PROPERTY

Dynamic Associates, Inc.

         The Company is headquartered in leased office premises at 7373 North Scottsdale Road, Suite B150, Scottsdale, Arizona 85253. The Company is provided with approximately 1,100 square feet of office space at a cost of $600 per month on a month-to-month basis. See "Certain Relationships and Related Transactions."

Microwave Medical Corp.

         Micro utilizes the facilities of P&H for its research and development program and currently has 600 square feet set aside for its sole use.

Genesis Health Management Corporation

         Genesis is headquartered in leased office premises at 1613 Jimmie Davis Highway, Suite No. 1, Bossier City, Louisiana 71112. The office is approximately 3,000 square feet and is leased for a period of two years, expiring September 30, 1998 at an annual rental of $ 33,600.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On October 28, 1996, an annual shareholders meeting was held. The following Directors were elected: Jan Wallace, Herb Capozzi, and Logan Anderson. The three individuals were also Directors before the election. Each Director received votes as follows:

                 JAN WALLACE        HERB CAPOZZI         LOGAN ANDERSON
                 -----------        ------------         --------------
Votes For:        2,470,000           2,470,000             2,470,000

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

                                     PART II

ITEM 5.  MARKET FOR  REGISTRANT'S  COMMON  EQUITY AND RELATED  STOCKHOLDERS
         MATTERS.

         The Common Stock has traded on the Electronic Bulletin Board (Nasdaq) since April 11, 1996 under the symbol "DYAS". The Common Stock also trades on the Frankfurt and Berlin Exchanges in Germany (trading symbol "DYA"). The following table sets forth, for the periods indicated, the highest and lowest bid quotations for the Common Stock, as reported by Nasdaq. The prices reported reflect inter-dealer prices, without retial mark-up, mark-down or commission, and may not reflect actual transactions.

                                       High                Low
                                    ----------          --------

1996         First Quarter           $   0.00           $   0.00
             Second Quarter              4.25               2.00
             Third Quarter               3.75               2.00
             Fourth Quarter              4.25               2.87



         On December 31, 1996, the last reported sale price of the Common Stock on Nasdaq was $3.50.

         As of December 31, 1996 there were approximately 419 record holders of the Company's Common Stock. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name."

         Since the commencement of trading on the Electronic Bulletin Board, the average monthly volume of trading of the Company's Common Stock has been approximately 430,000 shares. The volume of trading on the Electronic Bulletin Board traditionally has been limited and there can be no assurance that the Electronic Bulletin Board will provide an effective market for a shareholder to sell his or her Common Stock of the Company.

         The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THIS MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS. FACTORS THAT MAY CAUSE SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, COMPETITION, TECHNOLOGICAL ADVANCES AND THE AVAILABILITY OF MANAGERIAL PERSONNEL.

OVERVIEW

General

         The Company is engaged in (i) the development and acquisition of microwave technologies for medical purposes through Micro, (ii) managing the operation of geriatric/psychiatric units for various hospitals through Genesis and (iii) the manufacturing of highly technologically advanced components and subsystems for the communications and aerospace industries through P&H.

         In December 1996, the Company purchased 100% of the outstanding common stock of Genesis for $25,373,000. Of the purchase price, $15,050,000 was paid in cash or notes and accounts payable and $10,323,000 was paid by issuing 3,100,000 shares of the Common Stock of the Company at a value of $3.33 per share. The notes issued in connection with the acquisition were paid in full on March 3, 1997. Genesis is in the business of managing and operating psychiatric/geriatric units in various hospitals (both in-patient and out-patient). At December 31, 1996, Genesis had 19 operating units. The gross revenue from the date of the acquisition to the year ended December 31, 1996 was $1,122,500. The operating expenses accounted for 61% of revenues totaling $682,013. Genesis has contracts with hospitals in the states of Louisiana, Arkansas, Mississippi and Tennessee. The contracts range from three to five years. In January 1997, another contract was added to increase monthly billings to $1,151,000. Nine of the contracts began in 1996, nine began in 1995 and one began in 1994.

         The acquisition of Genesis was funded, in part, by the sale of convertible notes of the Company. The Company issued 784 convertible notes in reliance on Regulation S to non- U.S. persons. Each note is for $18,500 principal amount, bears interest at 10% per annum and is convertible into Common Stock of the Company at $3.50 per share. The notes mature September 16, 2006. The notes may be redeemed by the Company at any time after September 15, 1997 with payment to the holder of the principal amount, accrued interest and a premium (10% reduced to 0% by the year 2005). The proceeds were used to acquire Genesis and also provide the Company with additional working capital.

         The licensing agreement between Micro and MTI is renewable by the Company and will provide the Company access to medical treatments using the microwave technology without incurring the cost of acquiring the underlying company. As the treatments are approved by the FDA, it is expected that Micro will contribute to the revenues to the Company.

Results of Operations

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

         Selling and General and Administrative Expense. Actual: These expenses increased from $562,273 in 1995 to $2,785,635 in 1996. The major reason for the increase relates to Genesis and P&H and higher management fees incurred by the Company. Pro Forma: These expenses increased from $4,950,820 in 1995 to $8,884,355 in 1996, mainly due to Genesis and P&H.

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

         Liquidity and Capital Resources. Actual: Working capital was $2,266,990 at December 31, 1996 compared to $688,363 at December 31, 1995. The increase arises from the profitability of Genesis and P&H and the sale of the convertible notes. Pro Forma: Working capital at December 31, 1996 was $2,266,990 compared to $2,711,339 for 1995. The 1995 figures do not include the Genesis pro forma transaction which distorts working capital by adding $3,050,000 to current liabilities without reflecting cash from convertible notes that would have resulted if the transaction had taken place in 1995 rather than in 1996.

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

         During the year the Company completed a Regulation S stock offering to Non-US Residents of 1,822,400 shares of Common Stock at $1.75 per share, 12,500 shares of Common Stock at $2.00 per share and sold 184,000 shares to employees and consultants at $1.00 per share pursuant to the Company's 1995 Incentive Stock Option Plan.


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 13.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS,
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table shows the positions held by the Company's officers and directors. Directors serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified.


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

JAN WALLACE (age 41) is a Director, President and Chief Executive Officer of the Company. Ms. Wallace has been employed by the Company since April 1995, when she was elected to the Board of Directors and accepted the position of Chief Executive Officer. Ms. Wallace was previously Vice President of Active Systems, Inc., a Canadian Company specializing in SGML Software, an ISO standard in Ottawa, Ontario. Prior to that she was President and owner of Mailhouse Plus, Ltd., an office equipment distribution company which was sold to Ascom Corporation. She has also been in management with Pitney Bowes-Canada and Bell Canada where she received its highest award in Sales and Marketing. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics. Ms. Wallace is also an officer and director of Claire Technologies, Inc.

LOGAN ANDERSON (age 42) is Secretary-Treasurer of the Company. Mr. Anderson has been Secretary-Treasurer of the Company since April 1995. Since 1993 Mr. Anderson has been principal and president of Amteck Financial Services Corp., a financial consulting company in Vancouver, B.C. During 1992 and 1993 Mr. Anderson was an officer and director of Centrepoint Equities Inc., in Vancouver, B.C. From 1982 to 1992 Mr. Anderson was Controller of Cohart Management Group, which was responsible for management of private and public corporations. Mr. Anderson received his Bachelors of Commerce degree in Accounting and Economics from Otago University, New Zealand in 1977. Mr. Anderson is an Associated Chartered Accountant (New Zealand). Mr. Anderson is also an officer, and was a director (from April 1996 to March 1997) of Claire Technologies, Inc.

WILLIAM H. MEANS, JR. (age 42) is President of Genesis. Mr. Means received his B.S. in Business Administration from Louisiana Tech University in 1976 and his M.B.A. in Personnel Management from Louisiana Tech in 1978. From 1978 to 1980, Mr. Means worked as an

Assistant Credit Manager, Salary Administrator and Commercial Loan Review Analyst at Commercial National Bank in Shreveport, Louisiana. From 1980 through 1984 he was the Vice President of Commercial Loan Administration at Bossier Bank and Trust in Bossier City, Louisiana . From 1984 through 1986 he was a Senior Vice President at National Bank of Bossier and from 1986 through 1989 he was a co-owner and Account Executive at United Advertising Network and from 1989 through 1991 he was an Office and Site supervisor at McNeely Construction Company. Mr. Means owned and operated Space Center Painting and Construction Company, Space Center Mini Storage and Terrace Acres Apartments from 1991 through 1994, when he joined Genesis as an Executive Vice President and later became President of Genesis.

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

HERB CAPOZZI (age 71) is a Director of the Company. Mr. Capozzi is currently a Director and the Co-founder of PLC Systems, Inc., a cardiac revascularization company developing medical systems and technology which trades on the American Stock Exchange. He was President and Director of International Potter Distillers, and a Director and Co-founder of the Keg Restaurant chain in Canada. Mr. Capozzi was a partner in bringing McDonald's restaurants to Canada. From 1981 to 1986, Mr. Capozzi was one of three original Directors of EXPO '86, the 1986 World's Fair in Vancouver, Canada. Mr. Capozzi was an elected member of Legislative Assembly, Province of British Columbia, for two terms and Chairman of the Insurance Committee and the Procedure Committee. He also had a football career with the New York Giants (NFL), the Calgary Stampeders (CFL), and the Montreal Alouttes (CFL), and the B.C. Lions as General Manager for 10 years. Mr. Capozzi was a principal owner of the soccer organization, the Vancouver White Caps. Mr. Capozzi received his Bachelor's Degree of Arts for Chemistry and a Bachelor's Degree of Commerce from the University of British Columbia. He also received a Bachelor's Degree of Education from the University of Italy.

ITEM 10. EXECUTIVE COMPENSATION.

         SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

         The following table sets forth, for the fiscal years indicated, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") of the Company (Ms. Jan Wallace, the President and Chief Executive Officer of the Company) and the one other executive officer of the Company other than the CEO whose salary and bonus exceeded $100,000 with respect to the fiscal year ended December 31, 1996.

                           SUMMARY COMPENSATION TABLE

                                                                                 All Other
                                                              Long-Term        Compensation
                                        Annual               Compensation      ------------
                                     Compensation               Award              ($)
                                     ------------               -----              ---
                              YEAR             SALARY($)       OPTIONS
                              ----             ---------       -------

Jan Wallace                   1996              120,000        150,000              --
  President and Chief         1995               25,000             --             400(1)
  Executive Officer           1994                   --             --              --



Logan Anderson                1996              120,000        405,000              --
  Secretary, Treasurer        1995                4,000             --             400(2)
                              1994                   --             --              --

------------------------
(1) For services rendered to the Company, Ms. Wallace received 400,000 shares of Common Stock valued at $.001 per share.

(2) For services rendered to the Company, Mr. Anderson received 400,000 shares of Common stock valued at $.001 per share.


         The following table sets forth certain information regarding stock option grants made to each of the Executive Officers named in the Summary Compensation Table during the fiscal year ended December 31, 1996.

                        OPTION GRANTS IN LAST FISCAL YEAR


                                                                Individual Grants
                            ------------------------------------------------------------------------------------


                                                             % of Total
                                                               Options
                                                             Granted to             Exercise or
                                  Options                   Employees in             Base Price             Expiration
Name                            Granted(#)                   Fiscal Year               ($/sh)                  Date
-----                       ----------------------      -------------------     ------------------     ------------------

Jan Wallace                       150,000                               7.50%                 $1.00          04/09/99

Logan Anderson                    150,000                               7.50%                 $1.00          04/09/99
                                  255,000                              12.75%                 $1.00          10/04/99

LONG-TERM INCENTIVE AND PENSION PLANS.

         The Company does not have any long-term incentive or defined benefit pension plans.

1995 INCENTIVE STOCK OPTION PLAN.

         The Company has established the 1995 Incentive Stock Option Plan (the "Plan) for employees and directors of the Company. 2,000,000 shares of Common Stock are reserved for issuance under the Plan. At December 31, 1996, options to purchase all 2,000,000 shares had been granted. The Company also can grant non-qualified stock options under the Plan.

EMPLOYMENT AND CONSULTING AGREEMENTS.

         The Company has an employment agreement with Jan Wallace expiring on December 31, 1998 providing for, among other things, Ms. Wallace to be paid $120,000 for the year ending December 31, 1997 and $132,000 for the year ending December 31, 1998. The employment agreement is subject to automatic one year renewals at the end of the then current term unless either the Company or Ms. Wallace provides notice that it or she does not wish to extend the term of the agreement. For each year that the employment agreement is extended, Ms. Wallace's salary will increase by 10% over the previous year.

         The Company has a consulting agreement with Logan Anderson expiring on December 31, 1998 providing for, among other things, Mr. Anderson to be paid $120,000 per annum. The consulting agreement is subject to automatic one year renewals at the end of the then current term unless either the Company or Mr. Anderson provides notice that it or he does not wish to extend the term of the agreement.

BOARD OF DIRECTOR COMPENSATION

         Effective February 1997, each director of the Company will receive $10,000 per annum for services rendered to the Company and, in addition, will receive $750 for each meeting attended ($250 for a telephonic meeting). Each Director will also receive $500 per day when on Company business. Each director is reimbursed for the reasonable expenses of attending meetings.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). Officers, directors and greater than ten percent shareholders are required by the Commission's regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, no officer, director or greater than 10% shareholder has filed any of the required reports.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth, as of December 31, 1996, information regarding the beneficial ownership of the Company's Common Stock by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and officers, and by the directors and officers as a group. As of December 31, 1996, there were outstanding 12,158,900 shares of the Common Stock of the Company.


                                                             Amount of
                                                             Beneficial                           Percent of
   Name and Address of Beneficial Owner                      Ownership                              Class
----------------------------------------                  -------------                        -------------

Vickie T. Lucky                                            2,370,000                                 19.5%
1613 Jimmie Davis Highway, Suite 1 & 2
Bossier City, LA 71112

Brant Investments, Ltd.                                    1,631,480                                 13.4%
Global Securities Service
BH Level Royal Bank Plaza
200 Bay Street
Toronto, Canada M5J255

Harry Moll                                                 1,770,000(1)                              14.2%
Box 836
Georgetown
Grand Cayman, BWI

Jan Wallace                                                  550,000(2)                               4.5%
6929 East Cheney
Paradise Valley, AZ 85253

Herb Capozzi                                                 100,000(3)                               0.8%
308-595 Howe Street
Vancouver, BC Canada

Logan Anderson                                               940,000(4)                               7.5%
7373 North Scottsdale Road, #B-150
Scottsdale, AZ 85253

Florian Homm                                                 200,000                                  1.6%
Amselweg 7b
61462 Koningstein
Germany

Billy Means, Jr.                                              30,000                                  0.2%
1613 Jimmie Davis Highway, Suite 1 & 2
Bossier City, LA 71112

All Officers and Directors as a Group (5                   1,820,000                                 15.0%
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


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Harry Moll was paid $120,000 by the Company for consulting services rendered to the Company during 1996. The Company currently has a consulting agreement with Mr. Moll effective as of January 1, 1997 and expiring on December 31, 1998 providing for, among other things, Mr. Moll to be paid $120,000 per annum. The consulting agreement is subject to automatic one year renewals at the end of the then current term unless either the Company or Mr. Moll provides notice that it or he does not wish to extend the term of the agreement.

         In order for the Company to fund its day to day operations, it was necessary to obtain a loan of $220,000 from a Canadian company. This loan was arranged through Mr. Moll and it was his collateral that was pledged to secure the loan. Of this $220,000 amount $20,000 is a fee and the remaining $200,000 represented cash advanced to the Company. The loan was repaid during the year ended December 31, 1996, and a total of 40,000 shares of Common Stock were issued in connection with the repayment of the loan.

         Florian Homm, Director, is Managing Partner of Value Management and Research GmbH in Germany ("VMR"). VMR owns $92,500 of convertible debt issued by the Company in 1996.

         Amteck Management, Inc. ("Amteck"), controlled by Logan Anderson, received $92,000 in 1996 for rent and administrative services. The Company is provided with office space and other management services on a month-to-month basis by Amteck. The Company paid $600 per month to Amteck for rent beginning in March 1996. Other fees are paid to Amteck based on services received.

          Due From                Amount     Interest Rate   Due Date
          --------                ------     -------------   --------



Officer of P&H                    $30,000         0%         June, 1997

Officers of Micro                 105,000         0%         December 31, 1997

Claire Technologies, Inc.(1)      375,000        10%         November 1, 1997


(1) Also convertible to Claire Technologies, Inc. common stock at $.20 per share. Claire will also issue 100,000 shares of its restricted common stock. Beginning February 28, 1997 and every three months thereafter, Claire will issue an additional 100,000 shares if the loan is still outstanding. The loan is payable November 1, 1997 and if not paid by that date Claire will pay an additional 500,000 common (restricted) shares. Claire will have 30 days grace to remedy the payment, and the loan will be payable on demand thereafter. Claire has some of the same officers and directors as the Company.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DYNAMIC ASSOCIATES, INC.



Date:    April 28, 1997                   By: /S/ JAN WALLACE
                                              ---------------
                                              Jan Wallace,
                                              President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date:    April 28, 1997                   /s/ Jan Wallace
                                          -----------------------------------
                                          Jan Wallace, President and Director



Date:    April 28, 1997                   /s/ Logan Anderson
                                          -----------------------------------
                                          Logan Anderson, Secretary/Treasurer
                                          and Director



Date:    April 28, 1997                   /s/ Herb Capozzi
                                          -----------------------------------
                                          Herb Capozzi, Director



Date:    April 28, 1997                   /s/ Billy Means
                                          -----------------------------------
                                          Billy Means, Director