Form 10QSB
period 1997-03-31
DYNAMIC ASSOCIATES INC
filed 1997-05-15
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1997

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to

Commission File Number 33-55254-03

                            DYNAMIC ASSOCIATES, INC.

        (Exact name of Small Business Issuer as specified in its charter)


         Nevada                                      87-0473323

(State or other jurisdiction of                      (IRS Employer
         incorporation )                              Identification No.)

7373 North Scottsdale Road, Suite B-150
Scottsdale, Arizona                                   85253
---------------------------------------               ---------
(Address of principal executive offices               (Zip Code)

Issuer's telephone number, including area code (602) 483-8700

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Outstanding as of
              Class                               March 31, 1997
------------------------------------          -----------------------
$.001 par value Class A Common Stock             12,625,900 shares

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that can be expected for the year ending December 31,1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is engaged in (i) the development and acquisition of microwave technologies for medical purposes through MMC, a wholly owned subsidiary, (ii) managing the operation of psychiatric/geriatric units for various hospital through Genesis and GCCA, wholly owned subsidiaries, and (iii) the manufacturing of highly technologically advanced microwave components and subsystems for the communications and aerospace industries through P&H, a 50% owned subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had $2,636,200 in cash and cash equivalents. The Company incurred a loss of $.03 per share after deducting $702,730 for amortization of goodwill and debt costs and depreciation. The cost of goodwill and debt cost amortization is approximately $.06 per share. Cash flow generated from operations was approximately $.03 per share.

The Company through its 50% owned subsidiary, P&H Laboratories, operates in the industry of manufacturing highly technologically advanced microwave components and subsystems for the communications and aerospace industries. P&H expects to generate sufficient funds for working capital for the next quarter. The Company also is engaged in the acquisition and development of microwave technologies for medical purposes through its subsidiary Microwave Medical Corporation. This subsidiary has not yet had any sales and for the next quarter will be dependent on the Company for operating expenses.

Genesis, a Louisiana corporation, is a 100% owned subsidiary of the Company. It provides elderly healthcare and gero-psychology services to small healthcare facilities unable to provide these services in house. The Genesis treatment program conforms to the guidelines of the JCAHO Accreditation Manual for Hospitals and Medical Standards. The program is reimbursed at cost by Medicare when established as a distinct part unit of a hospital which qualifies for an exemption from the Medicare Prospective Payment System("PPS"). The PPS exemption provides for a cost plus reimbursement system for the unit, which allows the hospital to receive full reimbursement of the direct operating expenses, plus an allocation to the unit of a substantial portion of the hospital's overall overhead and capital costs. Genesis , together with GCCA, expects to generate a profit.

Item 5. Other Information

Microwave Medical Corporation (MMC)

The Company's wholly owned subsidiary Microwave Medical Corporation ("MMC"), formerly Microthermia Acquisition Corporation, entered into a license agreement with Microthermia Technology, Inc. (of California), whereby MMC obtained an exclusive license to develop and manufacture medical device products related to the treatment of spider veins (telangiectasia). The license is for an initial period of two years with automatic one year renewals for the next eight years, at no cost, (total license period of 10 years). The license is prepaid for the first two years, and, after January 16, 1998, MMC will pay a royalty of two percent (2%) of the Net Sales Revenues on all licensed products sold. MMC is also researching and developing its own various microwave medical technologies for the treatment of certain medical conditions.

P&H Laboratories (P&H)

On April 23,1996, the Company acquired 50% of the outstanding common stock of P&H, a California corporation, for $1,000,000, together with an exclusive two year option expiring on April 23, 1998 to acquire the remaining 50% of P&H for an additional $1,000,000. P&H is a modern microwave component designer and manufacturer. Devices produced at P&H are currently being used on most NASA and military satellites, as well as communications satellites throughout the world.

Genesis Health Management Corporation (Genesis)

In December 1996, the Company purchased 100% of the outstanding common stock of Genesis for $25,373,000. Of the purchase price, $15,050,000 was paid in cash or notes and accounts payable and $10,323,000 was paid by issuing 3,100,000 shares of the Common Stock of the Company at a value of $3.33 per share. The note issued in connection with the acquisition of Genesis was paid in full on March 3, 1997. Genesis had been operating in Louisiana for 3 years prior to the purchase by the Company. Genesis is in the business of managing and operating psychiatric/geriatric units in various hospitals (both in-patient and out-patient). At March 31, 1997, Genesis had 24 contracted units with billings out to 21 of them. Genesis has contracts with hospitals in the states of Louisiana, Arkansas, Mississippi and Tennessee.

Geriatric Care Centers of America, Inc. (GCCA)

On March 13, 1997, Geriatric Care Centers of America ("Geriatric"), a corporation organized pursuant to the laws of the state of Tennessee, merged with Geriatric Care Centers Acquisition Corporation, for $500,000 in cash and 150,000 shares of Common Stock of the Company. The surviving corporation is Geriatric Care Centers of America, Inc. ("GCCA"), with its registered office at 1613 Jimmie Davis Highway, Bossier City, Louisiana, 71112. The Company owns 100% of GCCA. GCCA is also in the business of managing and operating psychiatric/geriatric units in hospitals. At March 31, 1997, GCCA had 4 operating units. The financial statements at March 31, 1997 do not include any income or expenses for GCCA as it was acquired late in the quarter.

RESULTS OF OPERATIONS

The financial statements present the combined activities of the Company, Genesis, MMC and P&H.

During the three months ended March 31, 1997, management fees of $90,000 were paid compared to $89,625 for the same period in 1996. The Company's President received $30,000 and the Company's Secretary/Treasurer received $30,000 and another consultant received $30,000.

Also, during the three months ended March 31, 1997, $28,521 was paid or accrued to an entity controlled by the Company's Secretary for rent and other administrative services compared to $22,500 for the same period in 1996.

Net loss for the three months ended March 31, 1997 was $335,838 compared to a loss of $329,796 for the same period in 1996. The net loss is $.03 per share for the quarter. A charge for amortization of goodwill and debt cost and depreciation of $702,730 was incurred in the period which represents $.06 per share. The Company generated from operations a positive cash flow of $.03 per share.

Net sales for the three months ended March 31, 1997 were $900,233 compared to $0 for the same period in 1996. The increase is due to P & H. Management fee income earned by Genesis was $3,453,000 for the three months ended March 31, 1997 compared to $0 for the same period in 1996.

Cost of sales for the three months ended March 31, 1997 was $658,147 compared to $0 for the same period in 1996.

Selling and general and administrative expenses for the three months ended March 31, 1997 were $2,591,979 compared to $221,050 for the same period in 1996. The large increase corresponds with the increase in sales from the acquisitions made in 1996.

Research and development expenses incurred by MMC were $203,620 for the three months ended March 31, 1997 compared to $107,538 for the same period in 1996.

Depreciation and amortization expenses for the three months ended March 31, 1997 were $654,521 compared to $659 for the same period in 1996. This increase is mainly due to the amortization of goodwill.

Interest expense for the three months ended March 31, 1997 was $489,277 compared with $9,670 for the same period in 1996. The substantial increase is mainly associated with the convertible notes and also includes $48,209 of amortized debt issue costs.

                                        PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  99-1 Financial Statements as of March 31, 1997
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None




                                     THIS SPACE INTENTIALLY LEFT BLANK

                                                SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DYNAMIC ASSOCIATES, INC.



DATED: May 15, 1997         /S/ Logan B. Anderson
                            ---------------------
                            Logan B. Anderson, Secretary/Treasurer

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                 March 31,
                                                                                                   1997
                                                                                          ----------------------
ASSETS
     CURRENT ASSETS
       Cash                                                                               $            2,530,461
       Short-term commercial paper                                                                       105,739
       Accounts receivable (less allowance for doubtful accounts of $759,925)                          2,792,981
       Loans receivable - related parties                                                                513,370
       Other receivables                                                                                 114,345
       Accrued interest                                                                                   31,377
       Inventories                                                                                       721,364
       Prepaid expense and other current assets                                                          135,553
       Deferred Tax Benefit                                                                              394,000
                                                                                          ----------------------
                                                                  TOTAL CURRENT ASSETS                 7,339,190

     PROPERTY, PLANT & EQUIPMENT                                                                         535,626

     OTHER ASSETS
       Deferred debt issue costs                                                                       1,815,859
       Investment - restricted stock                                                                      35,000
       Deferred Tax Benefit                                                                              450,000
       Goodwill                                                                                       24,049,015
       Deposits                                                                                           40,466
       Organization Costs                                                                                    820
                                                                                          ----------------------
                                                                                                      26,391,160
                                                                                          ----------------------
                                                                                          $           34,265,976
                                                                                          ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
       Accounts payable                                                                   $              489,609
       Accrued expenses                                                                                  370,246
       Current portion of long-term debt                                                                  75,314
       Income taxes payable                                                                              153,195
       Accrued interest payable                                                                          330,144
                                                                                          ----------------------
                                                             TOTAL CURRENT LIABILITIES                 1,418,508

LONG-TERM DEBT                                                                                           161,128
CONVERTIBLE NOTES                                                                                     18,315,000
DEFERRED INCOME TAX                                                                                       55,000
                                                                                          ----------------------
                                                                                                      18,531,128
                                                                                          ----------------------
                                                                     TOTAL LIABILITIES                19,949,636

Minority interest in subsidiary                                                                          851,801

     STOCKHOLDERS' EQUITY Common stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding 12,625,900 shares                                                         12,626
       Additional paid-in capital                                                                     15,365,039
       Retained deficit                                                                               (1,913,126)
                                                                                          ----------------------
                                                            TOTAL STOCKHOLDERS' EQUITY                13,464,539
                                                                                          ----------------------
                                                                                          $           34,265,976
                                                                                          ======================

                                       F-1

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                  1997                1996
                                                                           ------------------  -----------------
Net sales                                                                  $          900,233  $               0
Management fees                                                                     3,453,000                  0
Cost of sales                                                                         658,147                  0
                                                                           ------------------  -----------------

                                                           GROSS PROFIT             3,695,086                  0

Selling and General & administrative expenses                                       2,591,979            221,050
Depreciation and amortization                                                         654,521                659
Research and development                                                              203,620            107,538
                                                                           ------------------  -----------------
                                                                                    3,450,120            329,247
                                                                           ------------------  -----------------

                                            NET OPERATING INCOME (LOSS)               244,966           (329,247)

OTHER INCOME (EXPENSE)
     Interest income                                                                   23,587              9,121
     Interest expense                                                                (489,277)            (9,670)
     Miscellaneous income                                                               3,072                  0
     Unrealized increase in investment                                                 31,400                  0
                                                                           ------------------  -----------------
                                                                                     (431,218)              (549)
                                                                           ------------------  -----------------
                                               NET (LOSS) BEFORE INCOME
                                            TAXES AND MINORITY INTEREST              (186,252)          (329,796)

INCOME TAX EXPENSE                                                                    137,785                  0
                                                                           ------------------  -----------------

                                                      NET (LOSS) BEFORE
                                                      MINORITY INTEREST              (324,037)          (329,796)

MINORITY INTEREST                                                                      11,801                  0
                                                                           ------------------  -----------------

                                                             NET (LOSS)    $         (335,838) $        (329,796)
                                                                           ==================  =================

Net (loss) per weighted average share                                      $             (.03) $            (.05)
                                                                           ==================  =================

Weighted average number of common shares used to compute
     net (loss) per weighted average share                                         12,353,511          7,000,687
                                                                           ==================  =================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock                   Additional
                                               Par Value $.001                   Paid-In            Retained
                                         Shares              Amount              Capital             Deficit
                                    -----------------  ------------------  ------------------  -----------------
Balances at 12/31/96                       12,158,900  $           12,159  $       14,765,238  $      (1,577,288)
   Sale of common stock (S-8)
     at $1.00 per share                       317,000                 317             316,683
   Issuance of common stock
     (restricted) at $2.00 per
     share for subsidiary                     150,000                 150             299,850
   Capital raising and
     subsidiary costs                                                                 (16,732)

Net loss for quarter                                                                                    (335,838)
                                    -----------------  ------------------  ------------------  -----------------
Balances at 3/31/97                        12,625,900  $           12,626  $       15,365,039  $      (1,913,126)
                                    =================  ==================  ==================  =================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three months ended March 31,
                                                                                  1997                1996
                                                                           ------------------  -----------------
OPERATING ACTIVITIES
   Net (loss)                                                              $         (335,838) $        (329,796)
   Adjustments to reconcile net (loss) to cash used by operating activities:
       Depreciation and amortization                                                  702,730                659
       Minority interest                                                               11,801                  0
       Adjustment for Investment received as interest income                            5,000                  0
       Unrealized increase in investment                                              (31,400)                 0
       Deferred taxes                                                                  11,500                  0
   Changes in assets and liabilities:
       Accounts receivable                                                           (481,778)                 0
       Inventories                                                                     (3,537)                 0
       Prepaid expenses and other                                                     (10,443)                 0
       Accounts payable and accrued expenses                                         (732,324)           118,769
       Income taxes payable                                                            63,335               (800)
                                                                           ------------------  -----------------

                                NET CASH USED BY OPERATING ACTIVITIES                (800,954)          (211,168)

INVESTING ACTIVITIES
   Loans to related parties and accrued interest                                      (12,445)            (2,541)
   Loan - other                                                                             0            (92,953)
   Purchase of equipment                                                             (137,004)           (82,095)
   Deposits                                                                           (17,429)                 0
   Goodwill                                                                          (500,000)                 0
   Deferred debt issue costs                                                         (340,356)                 0
   Organization costs                                                                       0                  0
                                                                           ------------------  -----------------

                                NET CASH USED BY INVESTING ACTIVITIES              (1,007,234)          (177,589)

FINANCING ACTIVITIES
   Cash from subsidiary                                                                41,518                  0
   Principal payments on debt                                                      (3,169,149)                 0
   Proceeds from sale of common stock                                                 317,000             25,000
   Capital raising costs                                                               (3,000)                 0
   Convertible note proceeds                                                        3,811,000                  0
                                                                           ------------------  -----------------

                            NET CASH PROVIDED BY FINANCING ACTIVITIES                 997,369             25,000
                                                                           ------------------  -----------------

                                DECREASE IN CASH AND CASH EQUIVALENTS                (810,819)          (363,757)

Cash and cash equivalents at beginning of period                                    3,447,019            780,976
                                                                           ------------------  -----------------

                           CASH AND CASH EQUIVALENTS AT END OF PERIOD      $        2,636,200  $         417,219
                                                                           ==================  =================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                                  $          298,420  $              78
   Cash paid for income taxes                                                          62,950                800

During the quarter, the Company issued 150,000 shares of its restricted common stock as part of the acquisition of GCCA. The transaction has been recorded at $300,000.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                          Quarter ended March 31, 1997

                                                                                                     Pro Forma      Consolidated
                                                                 Dynamic (1)     Geriatric (2)      Adjustments       Pro Forma
                                                              ---------------   ---------------  ---------------   ---------------
Net Sales                                                     $       900,233   $             0  $                 $       900,233
Management fee income                                               3,453,000           244,125                          3,697,125
Cost of sales                                                         658,147                 0                            658,147
                                                              ---------------   ---------------  ---------------   ---------------

                                                GROSS PROFIT        3,695,086           244,125                          3,939,211

Selling and general and administrative expenses                     2,591,979            26,792                          2,618,771
Depreciation and amortization                                         654,521                 0                            654,521
Research and development                                              203,620                 0                            203,620
                                                              ---------------   ---------------  ---------------   ---------------
                                                                    3,450,120            26,792                          3,476,912
                                                              ---------------   ---------------                    ---------------
                                        NET OPERATING INCOME          244,966           217,333                            462,299

OTHER INCOME (EXPENSE)
   Interest income                                                     23,587                 0                             23,587
   Interest expense                                                  (489,277)                0                           (489,277)
   Miscellaneous income                                                 3,072                 0                              3,072
   Unrealized increase in investment                                   31,400                 0                             31,400
                                                              ---------------   ---------------  ---------------   ---------------
                                                                     (431,218)                0                           (431,218)
                                                              ---------------   ---------------                    ---------------
                             NET INCOME (LOSS) BEFORE INCOME
                                 TAXES AND MINORITY INTEREST         (186,252)          217,333                             31,081

INCOME TAX EXPENSE                                                    137,785            13,000                            150,785
                                                              ---------------   ---------------  ---------------   ---------------

                                    NET INCOME (LOSS) BEFORE
                                           MINORITY INTEREST         (324,037)          204,333                           (119,704)

MINORITY INTEREST                                                      11,801                 0                             11,801
                                                              ---------------   ---------------  ---------------   ---------------

                                           NET INCOME (LOSS)  $      (335,838)  $       204,333  $                 $      (131,505)
                                                              ===============   ===============  ===============   ===============

Net income (loss) per weighted average share                  $          (.03)                                     $          (.01)
                                                              ===============                                      ===============

Weighted average number of common shares
   used to compute net income (loss) per weighted
   average share                                                   12,353,511                                           12,308,900
                                                              ===============                                      ===============

     (1) Includes all subsidiaries except Geriatric which was acquired on March 14, 1997.

     (2) Not included on page F-2 since acquisition was made late in the quarter.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                          Quarter ended March 31, 1996

                                                                                  Geriatric &        Pro Forma      Consolidated
                                               Dynamic (1)          P & H          Genesis *        Adjustments       Pro Forma
                                            ----------------  ---------------   ---------------  ---------------   ---------------
Net sales                                   $              0  $       713,828   $             0  $                 $       713,828
Management fees                                            0                0         3,485,864                          3,485,864
Cost of sales                                              0          500,825                 0                            500,825
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                              GROSS PROFIT                 0          213,003         3,485,864                          3,698,867

Selling and general and administrative
   expenses                                          221,709          154,625         2,100,110                          2,476,444
Research and development                             107,538                0                 0                            107,538
                                            ----------------  ---------------   ---------------  ---------------   ---------------
                                                     329,247          154,625         2,100,110                          2,583,982
                                            ----------------  ---------------   ---------------                    ---------------
                      NET OPERATING INCOME
                                    (LOSS)          (329,247)          58,378         1,385,754                          1,114,885

OTHER INCOME (EXPENSE)
   Interest income                                     9,121            5,977                21                             15,119
   Interest expense                                   (9,670)          (5,095)                0                            (14,765)
                                            ----------------  ---------------   ---------------  ---------------   ---------------
                                                        (549)             882                21                                354
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                  NET INCOME (LOSS) BEFORE
                          INCOME TAXES AND
                         MINORITY INTEREST          (329,796)          59,260         1,385,775                          1,115,239

INCOME TAX EXPENSE                                         0           20,400                 0                             20,400
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                  NET INCOME (LOSS) BEFORE
                         MINORITY INTEREST          (329,796)          38,860         1,385,775                          1,094,839

MINORITY INTEREST                                          0                0                 0           19,430            19,430
                                            ----------------  ---------------   ---------------  ---------------   ---------------

                         NET INCOME (LOSS)  $       (329,796) $        38,860   $     1,385,775  $       (19,430)  $     1,075,409
                                            ================  ===============   ===============  ===============   ===============

Net income (loss) per weighted
   average share                            $           (.05)                                                      $           .10
                                            ================                                                       ===============

Weighted average number of
   common shares used to
   compute net income (loss)
   per weighted average share                      7,000,687                                                            10,250,687
                                            ================                                                       ===============

   (1) Includes the activities of Microwave Medical

   * Geriatric had management fee income of $32,864, general and administrative expenses of $30,551, interest income of $21 and net income of $2,334. Genesis had management fee income of $3,453,000, general and administrative expenses of $2,069,559 and net income of $1,383,441. Genesis was taxed as an S corporation at the time with income taxes being the responsibility of the shareholders.