Form 10QSB
period 1997-06-30
DYNAMIC ASSOCIATES INC
filed 1997-08-11
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1997

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

 7373 North Scottsdale Road, Suite B-169
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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                          Outstanding as of June 30, 1997
------------------------------------     --------------------------------------
$.001 par value Class A Common Stock              12,855,400 shares

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1997, are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company is engaged in (i) the development and acquisition of microwave technologies for medical purposes through MMC, a wholly owned subsidiary, (ii) managing the operations of psychiatric/geriatric units for various hospitals through Genesis and GCCA, wholly owned subsidiaries, and (iii) the manufacturing of highly technologically advanced microwave components and subsystems for the communications and aerospace industries through P&H, a 50% owned subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had $3,435,823 in cash and cash equivalents. The Company, for the six months ended June 30, 1997 incurred a loss of $.06 per share after deducting $1,424,995 for amortization of goodwill and debt costs and depreciation. The cost of depreciation and goodwill and debt cost amortization is approximately $.11 per share for the six months ended June 30, 1997. Also, for the six months ended June 30, 1997, cash flow generated from operations was approximately $.05 per share.

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

Item 5.       Other Information.

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

Genesis Health Management Corporation (Genesis)

In December 1996, the Company purchased 100% of the outstanding common stock of Genesis for $25,373,000. Of the purchase price, $15,050,000 was paid in cash or notes and accounts payable and $10,323,000 was paid by issuing 3,100,000 shares of the Common Stock of the Company at a value of $3.33 per share. The note issued in connection with the acquisition of Genesis was paid in full on March 3, 1997. Genesis had been operating in Louisiana for 3 years prior to the purchase by the Company. Genesis is in the business of managing and operating psychiatric/geriatric units in various hospitals (both in-patient and out-patient). At June 30, 1997, Genesis had 27 contracted units with billings out to 24 of them. Genesis has contracts with hospitals in the states of Louisiana, Arkansas, Mississippi and Tennessee.

Geriatric Care Centers of America, Inc. (GCCA)

On  March  13,  1997,  Geriatric  Care  Centers  of  America  ("Geriatric"),   a
corporation organized pursuant to the laws of the state of Tennessee, merged with Geriatric Care Centers Acquisition Corporation, for

$500,000 in cash and 150,000 shares of Common Stock of the Company. The surviving corporation is Geriatric Care Centers of America, Inc. ("GCCA"), with its registered office at 1613 Jimmie Davis Highway, Bossier City, Louisiana, 71112. The Company owns 100% of GCCA. GCCA is also in the business of managing and operating psychiatric/geriatric units in hospitals. At June 30, 1997, GCCA had 4 billable units. The financial statements at June 30, 1997 do not include any income or expenses for GCCA for the first quarter of 1997, as it was acquired late in the quarter. See page F-5 for a Statement of Operations that includes GCCA for all of 1997.

RESULTS OF OPERATIONS

The financial statements present the combined activities of the Company, Genesis, Geriatric, MMC and P&H.

For The Six Months Ended June 30, 1997

Income from management fees was $7,109,400 compared to $0 for the same period in 1996. This was due to the acquisitions of Genesis in 1996 and Geriatric in early 1997. Net sales were $1,767,803 compared to $1,449,651 for the same period in 1996. The increase is due to P & H.

$64,821 was paid or accrued to an entity controlled by the Company's Secretary for rent and other administrative services compared to $33,000 for the same period in 1996.

Net loss was $767,128 compared to a loss of $669,859 for the same period in 1996. The net loss is $.06 per share for the six months. A charge for amortization of goodwill and debt cost and depreciation of $1,424,995 was incurred in the period which represents $.11 per share. The Company generated from operations a positive cash flow of $.05 per share.

Cost of sales was $1,313,464 compared to $1,026,245 for the same period in 1996. Cost of sales relate to P & H.

Selling and general and administrative expenses were $5,399,845 compared to $845,169 for the same period in 1996. The large increase corresponds with the increase in sales from the acquisitions made in 1996.

Research and development expenses incurred by MMC were $433,105 compared to $242,216 for the same period in 1996.

Depreciation and amortization expenses were $1,328,576 compared to $5,276 for the same period in 1996. This increase is mainly due to the amortization of goodwill.

Interest expense was $1,002,934 compared with $34,805 for the same period in 1996. The substantial increase is mainly associated with the convertible notes and also includes $96,419 of amortized debt issue costs.

Management  fees of $190,000  were paid compared to $214,625 for the same period
in  1996.   The  Company's   President   received   $60,000  and  the  Company's
Secretary/Treasurer received $60,000 and other consultants received $70,000.

For The Three Months Ended June 30, 1997

Income from management fees was $3,656,400 compared to $0 for the same period in 1996. Net sales were $867,570 compared to $735,823 for the same period in 1996. The increase is due to P & H.

Net loss was $431,290 compared to a loss of $359,493 for the same period in 1996. The net loss is $.03 per share for the quarter. A charge for amortization of goodwill and debt cost and depreciation of $722,265 was incurred in the period which represents $.06 per share. The Company generated from operations a positive cash flow of $.03 per share.

Cost of sales was $655,317 compared to $525,420 for the same period in 1996. Cost of sales relate to P & H.

Selling and general and administrative expenses were $2,807,866 compared to $469,494 for the same period in 1996. The large increase corresponds with the increase in sales from the acquisitions made in 1996.

Research and development expenses incurred by MMC were $229,485 compared to $134,678 for the same period in 1996.

Depreciation and amortization expenses were $674,055 compared to $4,617 for the same period in 1996. This increase is mainly due to the amortization of goodwill.

Interest expense was $513,657 compared with $20,040 for the same period in 1996. The substantial increase is mainly associated with the convertible notes and also includes $48,210 of amortized debt issue costs.

Pro Forma For The Six Months Ended June 30, 1997 (see pages F-5 and F-6)

When the activity of Geriatric for all of 1997 is included, loss per share is $.04 compared with $.06 when Geriatric's first quarter activity is not included.

Net loss for the six months ended June 30, 1997 was $562,795 compared to income of $719,171 for the same period in 1996. The net loss is $.04 per share for the six months. A charge for amortization of goodwill and debt cost and depreciation of $1,424,995 was incurred in the period which represents $.11 per share. The Company generated from operations a positive cash flow of $.07 per share.

Management fee income earned by Genesis and Geriatric was $7,353,525 for the six months ended June 30, 1997 compared to $3,879,645 for the same period in 1996. Net sales for the six months ended June 30, 1997 were $1,767,803 compared to $1,449,651 for the same period in 1996. The increase is due to P & H.

Cost of sales for the six months ended June 30, 1997 was $1,313,464 compared to $1,026,245 for the same period in 1996. Cost of sales relate to P & H.

Selling and general and administrative expenses for the six months ended June 30, 1997 were $5,426,637 compared to $3,299,545 for the same period in 1996. The large increase corresponds with the increase in sales from the acquisitions made in 1996.

Research and development expenses incurred by MMC were $433,105 for the six months ended June 30, 1997 compared to $242,216 for the same period in 1996.

Depreciation and amortization expenses for the six months ended June 30, 1997 were $1,328,576 compared to $29,763 for the same period in 1996. This increase is mainly due to the amortization of goodwill.

Interest expense for the six months ended June 30, 1997 was $1,002,934 compared with $43,949 for the same period in 1996. The substantial increase is mainly associated with the convertible notes and also includes $96,419 of amortized debt issue costs.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

     (a) Exhibits
         99-1 Financial Statements as of June 30, 1997
         Financial Data Schedule

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       DYNAMIC ASSOCIATES, INC.



DATED: August 11, 1997                 /S/ Logan B. Anderson
                                       Logan B. Anderson, Secretary/Treasurer

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                 June 30,
                                                                                                   1997
                                                                                          ----------------------
ASSETS
     CURRENT ASSETS
       Cash                                                                               $            3,328,770
       Short-term commercial paper                                                                       107,053
       Accounts receivable (less allowance for doubtful accounts of $759,925)                          3,031,876
       Loans receivable - related parties                                                                430,570
       Other receivables                                                                                 119,234
       Accrued interest                                                                                   40,752
       Inventories                                                                                       745,172
       Prepaid expense and other current assets                                                          129,979
       Deferred Tax Benefit                                                                              394,000
                                                                                          ----------------------
                                                                  TOTAL CURRENT ASSETS                 8,327,406

     PROPERTY, PLANT & EQUIPMENT                                                                         595,246

     OTHER ASSETS
       Deferred debt issue costs                                                                       1,767,649
       Investment - restricted stock                                                                       5,625
       Deferred Tax Benefit                                                                              463,000
       Goodwill                                                                                       23,412,695
       Deposits                                                                                          103,635
       Organization Costs                                                                                    760
                                                                                          ----------------------
                                                                                                      25,753,364
                                                                                          ----------------------
                                                                                          $           34,676,016
                                                                                          ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
       Accounts payable                                                                   $              485,706
       Accrued expenses                                                                                  393,249
       Current portion of long-term debt                                                                  61,906
       Income taxes payable                                                                              160,723
       Accrued interest payable                                                                          791,276
                                                                                          ----------------------
                                                             TOTAL CURRENT LIABILITIES                 1,892,860

LONG-TERM DEBT                                                                                            80,781
CONVERTIBLE NOTES                                                                                     18,500,000
DEPOSITS                                                                                                  20,000
DEFERRED INCOME TAX                                                                                       56,000
                                                                                          ----------------------
                                                                                                      18,656,781
                                                                                          ----------------------
                                                                     TOTAL LIABILITIES                20,549,641

Minority interest in subsidiary                                                                          863,221

     STOCKHOLDERS' EQUITY
       Common stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding 12,855,400 shares                                                         12,855
       Additional paid-in capital                                                                     15,594,715
       Retained deficit                                                                               (2,344,416)
                                                                                          ----------------------
                                                            TOTAL STOCKHOLDERS' EQUITY                13,263,154
                                                                                          ----------------------
                                                                                          $           34,676,016
                                                                                          ======================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended              Six Months Ended
                                                                  6/30/97        6/30/96        6/30/97         6/30/96
                                                              -------------  -------------   -------------  -------------
Net Sales                                                     $     867,570  $     735,823   $   1,767,803  $   1,449,651
Management fees                                                   3,656,400              0       7,109,400              0
Cost of sales                                                       655,317        525,420       1,313,464      1,026,245
                                                              -------------  -------------   -------------  -------------
                                              GROSS PROFIT        3,868,653        210,403       7,563,739        423,406

Selling and General and Administrative expenses                   2,807,866        469,494       5,399,845        845,169
Depreciation and amortization                                       674,055          4,617       1,328,576          5,276
Research and development                                            229,485        134,678         433,105        242,216
                                                              -------------  -------------   -------------  -------------
                                                                  3,711,406        608,789       7,161,526      1,092,661
                                                              -------------  -------------   -------------  -------------
                               NET OPERATING INCOME (LOSS)          157,247       (398,386)        402,213       (669,255)

OTHER INCOME (EXPENSE)
     Interest income                                                 51,486         62,265          75,073         77,363
     Interest expense                                              (513,657)       (20,040)     (1,002,934)       (34,805)
     Miscellaneous income                                               974          2,510           4,046          2,510
     Unrealized decline in investment                               (49,375)             0         (17,975)             0
     Loss on disposition                                             (2,138)             0          (2,138)             0
                                                              -------------  -------------   -------------  -------------
                                                                   (512,710)        44,735        (943,928)        45,068
                                                              -------------  -------------   -------------  -------------
                     NET INCOME (LOSS) BEFORE INCOME TAXES
                                     AND MINORITY INTEREST         (355,463)      (353,651)       (541,715)      (624,187)

INCOME TAX EXPENSE (BENEFIT)                                         64,001         (2,600)        201,786         17,800
                                                              -------------  -------------   -------------  -------------

                                  NET INCOME (LOSS) BEFORE
                                         MINORITY INTEREST         (419,464)      (351,051)       (743,501)      (641,987)

MINORITY INTEREST                                                    11,826          8,442          23,627         27,872
                                                              -------------  -------------   -------------  -------------

                                         NET INCOME (LOSS)    $    (431,290) $    (359,493)  $    (767,128) $    (669,859)
                                                              =============  =============   =============  =============

Net income (loss) per weighted
     average share                                            $        (.03) $        (.04)  $        (.06) $        (.09)
                                                              =============  =============   =============  =============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                           12,747,312      8,026,768      12,551,444      7,513,384
                                                              =============  =============   =============  =============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock                   Additional
                                               Par Value $.001                   Paid-In            Retained
                                         Shares              Amount              Capital             Deficit
                                    -----------------  ------------------  ------------------  -----------------
Balances at 12/31/96                       12,158,900  $           12,159  $       14,765,238  $      (1,577,288)
   Sale of common stock (S-8)
     at $1.00 per share                       546,500                 546             545,954
   Issuance of common stock
     (restricted) at $2.00 per
     share for subsidiary                     150,000                 150             299,850
   Capital raising and
     subsidiary costs                                                                 (16,327)

Net loss for period                                                                                     (767,128)
                                    -----------------  ------------------  ------------------  -----------------
Balances at 6/30/97                        12,855,400  $           12,855  $       15,594,715  $      (2,344,416)
                                    =================  ==================  ==================  =================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             Six Months Ended
                                                                                       6/30/97               6/30/96
                                                                                  -----------------     -----------------
OPERATING ACTIVITIES
   Net (loss)                                                                     $        (767,128)    $        (669,859)
   Adjustments to reconcile net (loss) to cash (used) by operating activities:
       Depreciation & amortization                                                        1,424,995                26,395
       Net book value of assets sold`                                                         2,138                     0
       Adjustment for investment received as interest income                                (35,000)              (50,000)
       Unrealized decrease in investment                                                     37,975                     0
       Minority interest                                                                     23,627                27,872
       Deferred income tax                                                                     (500)                    0
   Changes in assets and liabilities:
       Accounts receivable                                                                 (725,562)              323,216
       Inventories                                                                          (27,345)             (252,455)
       Prepaid expenses                                                                      (4,869)              (17,262)
       Accounts payable and accrued expenses                                               (252,093)              161,090
       Income taxes payable                                                                  70,863              (129,805)
       Deposits                                                                              20,000                     0
                                                                                  -----------------     -----------------
                                      NET CASH (USED) BY OPERATING ACTIVITIES              (232,899)             (580,808)

INVESTING ACTIVITIES
   Loans to related party and accrued interest                                               60,980                94,249
   Loan - other                                                                                   0               (92,953)
   Purchase of equipment                                                                   (236,437)             (120,531)
   Deposits                                                                                 (80,598)                    0
   Goodwill                                                                                (500,000)                    0
   Deferred debt issue costs                                                               (340,356)                    0
   Refund of option                                                                               0                30,000
   Purchase of subsidiary                                                                         0            (1,000,000)
                                                                                  -----------------     -----------------
                                      NET CASH (USED) BY INVESTING ACTIVITIES            (1,096,411)           (1,089,235)

FINANCING ACTIVITIES
   Cash from subsidiary                                                                      41,518                     0
   Principal payments on debt                                                            (3,262,904)             (259,058)
   Capital raising costs                                                                     (3,000)                    0
   Convertible note proceeds                                                              3,996,000                     0
   Proceeds from sale of common stock                                                       546,500             1,662,637
                                                                                  -----------------     -----------------
                                    NET CASH PROVIDED BY FINANCING ACTIVITIES             1,318,114             1,403,579
                                                                                  -----------------     -----------------
                             INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (11,196)             (266,464)

Cash and cash equivalents at beginning of year                                            3,447,019             1,289,000
                                                                                  -----------------     -----------------

                                   CASH AND CASH EQUIVALENTS AT END OF PERIOD     $       3,435,823     $       1,022,536
                                                                                  =================     =================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                                     $         302,735     $          36,271
     Income taxes                                                                           131,452               168,590

During 1997, the Company issued 150,000 shares of its restricted common stock as part of the acquisition of GCCA. The transaction has been recorded at $300,000.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                         Six months ended June 30, 1997

                                                                                                     Pro Forma      Consolidated
                                                                   Dynamic       Geriatric (1)      Adjustments       Pro Forma
                                                              ---------------   ---------------  ---------------   ---------------
Net Sales                                                     $     1,767,803   $             0  $                 $     1,767,803
Management fee income                                               7,109,400           244,125                          7,353,525
Cost of sales                                                       1,313,464                 0                          1,313,464
                                                              ---------------   ---------------  ---------------   ---------------

                                                GROSS PROFIT        7,563,739           244,125                          7,807,864

Selling and general and administrative expenses                     5,399,845            26,792                          5,426,637
Depreciation and amortization                                       1,328,576                 0                          1,328,576
Research and development                                              433,105                 0                            433,105
                                                              ---------------   ---------------  ---------------   ---------------
                                                                    7,161,526            26,792                          7,188,318
                                                              ---------------   ---------------                    ---------------
                                        NET OPERATING INCOME          402,213           217,333                            619,546

OTHER INCOME (EXPENSE)
   Interest income                                                     75,073                 0                             75,073
   Interest expense                                                (1,002,934)                0                         (1,002,934)
   Miscellaneous income                                                 4,046                 0                              4,046
   Unrealized decline in investment                                   (17,975)                0                            (17,975)
   Loss on disposition                                                 (2,138)                0                             (2,138)
                                                              ---------------   ---------------  ---------------   ---------------
                                                                     (943,928)                0                           (943,928)
                                                              ---------------   ---------------                    ---------------
                             NET INCOME (LOSS) BEFORE INCOME
                                 TAXES AND MINORITY INTEREST         (541,715)          217,333                           (324,382)

INCOME TAX EXPENSE                                                    201,786            13,000                            214,786
                                                              ---------------   ---------------  ---------------   ---------------

                                    NET INCOME (LOSS) BEFORE
                                           MINORITY INTEREST         (743,501)          204,333                           (539,168)

MINORITY INTEREST                                                      23,627                 0                             23,627
                                                              ---------------   ---------------  ---------------   ---------------

                                           NET INCOME (LOSS)  $      (767,128)  $       204,333  $                 $      (562,795)
                                                              ===============   ===============  ===============   ===============

Net income (loss) per weighted average share                  $          (.06)                                     $          (.04)
                                                              ===============                                      ===============

Weighted average number of common shares
   used to compute net income (loss) per weighted
   average share                                                   12,551,444                                           12,551,444
                                                              ===============                                      ===============

   (1) First quarter activity

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                         Six months ended June 30, 1996

                                                                                                     Pro Forma      Consolidated
                                                                 Dynamic (1)        Genesis         Adjustments       Pro Forma
                                                              ---------------   ---------------  ---------------   ---------------
Net sales                                                     $     1,449,651   $             0  $                 $     1,449,651
Management fees                                                             0         3,879,645                          3,879,645
Cost of sales                                                       1,026,245                 0                          1,026,245
                                                              ---------------   ---------------  ---------------   ---------------

                                                GROSS PROFIT          423,406         3,879,645                          4,303,051

Selling and general and administrative
   expenses                                                           845,169         2,454,376                          3,299,545
Depreciation and amortization                                           5,276            24,487                             29,763
Research and development                                              242,216                 0                            242,216
                                                              ---------------   ---------------  ---------------   ---------------
                                                                    1,092,661         2,478,863                          3,571,524
                                                              ---------------   ---------------                    ---------------
                                  NET OPERATING INCOME (LOSS)        (669,255)        1,400,782                            731,527

OTHER INCOME (EXPENSE)
   Interest income                                                     77,363                 0                             77,363
   Interest expense                                                   (34,805)           (9,144)                           (43,949)
   Loss on disposition                                                      0            (1,750)                            (1,750)
   Miscellaneous income                                                 2,510               426                              2,936
                                                              ---------------   ---------------  ---------------   ---------------
                                                                       45,068           (10,468)                            34,600
                                                              ---------------   ---------------  ---------------   ---------------

                                    NET INCOME (LOSS) BEFORE
                                            INCOME TAXES AND
                                           MINORITY INTEREST         (624,187)        1,390,314                            766,127

INCOME TAX EXPENSE                                                     17,800             1,284                             19,084
                                                              ---------------   ---------------  ---------------   ---------------

                                    NET INCOME (LOSS) BEFORE
                                           MINORITY INTEREST         (641,987)        1,389,030                            747,043

MINORITY INTEREST                                                      27,872                 0                             27,872
                                                              ---------------   ---------------  ---------------   ---------------

                                           NET INCOME (LOSS)  $      (669,859)  $     1,389,030  $                 $       719,171
                                                              ===============   ===============  ===============   ===============

Net income (loss) per weighted
   average share                                              $          (.09)                                     $           .07
                                                              ===============                                      ===============

Weighted average number of
   common shares used to
   compute net income (loss)
   per weighted average share                                       7,513,384                                           10,763,384
                                                              ===============                                      ===============

   (1) Includes the activities of Microwave Medical and P & H

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                           Quarter ended June 30, 1996

                                                                                                     Pro Forma      Consolidated
                                                                 Dynamic (1)        Genesis         Adjustments       Pro Forma
                                                              ---------------   ---------------  ---------------   ---------------
Net sales                                                     $       735,823   $             0  $                 $       735,823
Management fees                                                             0         2,077,000                          2,077,000
Cost of sales                                                         525,420                 0                            525,420
                                                              ---------------   ---------------  ---------------   ---------------

                                                GROSS PROFIT          210,403         2,077,000                          2,287,403

Selling and general and administrative
   expenses                                                           469,494         1,327,305                          1,796,799
Depreciation and amortization                                           4,617            12,244                             16,861
Research and development                                              134,678                 0                            134,678
                                                              ---------------   ---------------  ---------------   ---------------
                                                                      608,789         1,339,549                          1,948,338
                                                              ---------------   ---------------                    ---------------
                                  NET OPERATING INCOME (LOSS)        (398,386)          737,451                            339,065

OTHER INCOME (EXPENSE)
   Interest income                                                     62,265                 0                             62,265
   Interest expense                                                   (20,040)           (3,178)                           (23,218)
   Miscellaneous                                                        2,510                 6                              2,516
                                                              ---------------   ---------------  ---------------   ---------------
                                                                       44,735            (3,172)                            41,563
                                                              ---------------   ---------------  ---------------   ---------------

                                    NET INCOME (LOSS) BEFORE
                                            INCOME TAXES AND
                                           MINORITY INTEREST         (353,651)          734,279                            380,628

INCOME TAX EXPENSE
(BENEFIT)                                                              (2,600)                0                             (2,600)
                                                              ---------------   ---------------  ---------------   ---------------

                                    NET INCOME (LOSS) BEFORE
                                           MINORITY INTEREST         (351,051)          734,279                            383,228

MINORITY INTEREST                                                       8,442                 0                              8,442
                                                              ---------------   ---------------  ---------------   ---------------

                                           NET INCOME (LOSS)  $      (359,493)  $       734,279  $                 $       374,786
                                                              ===============   ===============  ===============   ===============

Net income (loss) per weighted
   average share                                              $          (.04)                                     $           .03
                                                              ===============                                      ===============

Weighted average number of
   common shares used to
   compute net income (loss)
   per weighted average share                                       8,026,768                                           11,276,768
                                                              ===============                                      ===============

   (1) Includes the activities of Microwave Medical and P & H