Form 10QSB
period 1997-09-30
DYNAMIC ASSOCIATES INC
filed 1997-11-19
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                           Outstanding as of September 30, 1997
------------------------------------        ------------------------------------
$.001 par value Class A Common Stock                 13,875,929 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1997, are not necessarily indicative of the results that can be expected for the year ending December 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company is engaged in (i) the development and acquisition of microwave technologies for medical purposes through MMC, a wholly owned subsidiary, (ii) managing the operations of psychiatric/geriatric units for various hospitals through Genesis and GCCA, wholly owned subsidiaries, and (iii) the manufacturing of highly technologically advanced microwave components and subsystems for the communications and aerospace industries through P&H, a wholly owned subsidiary.

The Company acquired the remaining 50% of P&H Laboratories on September 26, 1997 for 214,287 shares of its common stock valued at $3.50 per share. Now a wholly owned subsidiary, P&H Laboratories will provide the special technical support needed for Microwave Medical Corporation to commercialize its proprietary microwave medical device products.

On October 10th, 1997 the Board of Directors of the Company approved the "spin-off" of two of its subsidiaries, Microwave Medical Corporation and P&H Laboratories, (to be combined as one company). The Company plans to proceed with the spin-off in an expedited manner.

The following Pro Forma table reflects the spin-off as if it occurred January 1, 1997 and shows the operations of the two separate entities for the nine months ending September 30, 1997. The Pro Forma reflects a cost savings of $1,000,000 in management fees that will be achieved by removing the overhead of the Parent Company. This management fee is used in part to pay the interest on the 10% Convertible Notes which will total $2,023,784 in 1997. After the spin-off Dynamic / Genesis will be responsible for the interest payments. No income tax calculations are included.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                      Nine Months ended September 30, 1997

                                                                                SUBSIDIARIES
                                                                       Health Care           Hi-Tech
                                                                  ------------------    ------------------
                                                                           Consolidated Pro Forma
                                                                  ----------------------------------------
Net sales                                                         $                0    $        2,670,511
Management fees                                                           11,193,175                     0
Cost of sales                                                                      0             2,046,345
                                                                  ------------------    ------------------

                                                  GROSS PROFIT            11,193,175               624,166

Selling and general and administrative
   expenses                                                                6,680,488               569,954
Depreciation and amortization                                                 50,895                65,503
Research and development                                                           0               588,888
                                                                  ------------------    ------------------
                                                                           6,731,383             1,224,345
                                                                  ------------------    ------------------
                                   NET OPERATING INCOME (LOSS)             4,461,792              (600,179)

OTHER INCOME (EXPENSE)
   Interest income                                                             8,336                21,710
   Interest expense                                                           (6,228)               (8,781)
   Loss on disposition                                                        (2,138)                    0
   Miscellaneous income                                                        1,172                29,550
                                                                  ------------------    ------------------

                                                                               1,142                42,479
                                                                  ------------------    ------------------
                                      NET INCOME (LOSS) BEFORE
                                                  INCOME TAXES    $        4,462,934    $         (557,700)
                                                                  ==================    ==================

The Company's Annual General Meeting was held on October 10th, 1997. The Shareholders approved

1. The election of the directors naming Jan Wallace, Florian Homm, William Means and Elliot Smith. Mr. Herb Capozzi and Mr. Logan Anderson had declined the nominations to stand as directors.

2.   To  amend  the   Articles   of   Incorporation   providing   for  the  full
     indemnification of the officers, directors and agents of the Company, under Nevada law.

3.   The 1997 Stock Option Plan, with amendments.

4.   The appointment of Smith & Company as independent auditors for the Company.

5.   The Amended Bylaws of the Company.

No other business was transacted at the meeting and the meeting was adjourned.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had $3,072,519 in cash and cash equivalents. The Company generated a loss of $.11 per share for the nine month period ending September 30, 1997 after deducting $144,629 for amortization of debt costs, $1,997,607 for depreciation and amortization, and $385,947 for an unrealized decline in investments. The cost of depreciation, goodwill, debt cost amortization and the unrealized decline in investments is approximately $.20 per share. Cash flow generated from operations was approximately $.05 per share.

The Company through its wholly owned subsidiary, P&H Laboratories, operates in the industry of manufacturing highly technologically advanced microwave components and subsystems for the communications and aerospace industries. P&H expects to generate sufficient funds for working capital for the next quarter. The Company also is engaged in the acquisition and development of microwave technologies for medical purposes through its subsidiary Microwave Medical Corporation. This subsidiary has not yet had any sales and for the next quarter will be dependent on the Company for operating expenses.

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

Item 5. Other Information.

Microwave Medical Corporation (MMC)

The Company's wholly owned subsidiary Microwave Medical Corporation ("MMC"), formerly Microthermia Acquisition Corporation, entered into a license agreement with Microthermia Technology, Inc. (of California), whereby MMC obtained an exclusive license to develop and manufacture medical device products related to the treatment of spider veins (telangiectasia). The license is for an initial period of two years with automatic one year renewals for the next eight years, at no cost, (total license period of 10 years). The license is prepaid for the first two years, however, the Company does not intend to use this technology at the present time. The Company is independently developing a platform of proprietary and patentable microwave technologies for the treatment of various medical conditions. MMC is currently testing and evaluating microwave equipment it has developed for the permanent removal of hair and a second device to be used for the treatment of spider veins (telangiectasia).

P&H Laboratories (P&H)

On April 23,1996, the Company acquired 50% of the outstanding common stock of P&H, a California corporation, for $1,000,000, together with an exclusive two year option expiring on April 23, 1998 to acquire the remaining 50% of P&H for an additional $1,000,000. P&H is a modern microwave component designer and manufacturer located in Simi Valley, California. Devices produced at P&H are currently being used on most NASA and military satellites, as well as communications satellites throughout the world.

Genesis Health Management Corporation (Genesis)

In December 1996, the Company purchased 100% of the outstanding common stock of Genesis for $25,373,000. Of the purchase price, $15,050,000 was paid in cash or notes and accounts payable and $10,323,000 was paid by issuing 3,100,000 shares of the Common Stock of the Company at a value of $3.33 per share. The note issued in connection with the acquisition of Genesis was paid in full on March 3, 1997. Genesis had been operating in Louisiana for 3 years prior to the purchase by the Company. Genesis is in the business of managing and operating psychiatric/geriatric units in various hospitals (both in-patient and out-patient). Genesis has contracts with hospitals in the states of Louisiana, Arkansas, Mississippi and Tennessee. At September 30, 1997, Genesis had billings to 23 units.

Geriatric Care Centers of America, Inc. (GCCA)

On March 13, 1997, Geriatric Care Centers of America ("Geriatric"), a corporation organized pursuant to the laws of the state of Tennessee, merged with Geriatric Care Centers Acquisition Corporation, for $500,000 in cash and 150,000 shares of Common Stock of the Company. The surviving corporation is Geriatric Care Centers of America, Inc. ("GCCA"), with its registered office at 1613 Jimmie Davis Highway, Bossier City, Louisiana, 71112. The Company owns 100% of GCCA. GCCA is also in the business of managing and operating psychiatric/geriatric units in hospitals. At September 30, 1997, GCCA had 4 operating units. The financial statements at September 30, 1997 do not include any income or expenses for GCCA for the first quarter of 1997, as it was acquired late in the quarter.

RESULTS OF OPERATIONS

The financial statements present the combined activities of the Company, Genesis, Geriatric, MMC and P&H.

During the nine months ended September 30, 1997, management fees of $320,000 were paid or accrued compared to $319,500 for the same period in 1996. The Company's President received $100,000 and other consultants received $220,000.

Net loss for the nine months ended September 30, 1997 was $1,395,005 compared to a loss of $1,208,647 for the same period in 1996. The net loss is $.11 per share for the nine months. A charge for amortization of goodwill and debt cost and depreciation of $2,142,236 and an Unrealized Decline in Investment of $385,947 was incurred in the period which represents $.20 per share. The Company generated from operations a positive cash flow of $.05 per share.

Net sales for the nine months ended September 30, 1997 were $2,670,511 compared to $2,374,162 for the same period in 1996. Management fee income earned by Genesis and Geriatric was $10,949,050 for the nine months ended September 30, 1997 compared to $0 for the same period in 1996. The management fee income is $11,193,175 when Geriatric's pre-acquisition income is included.

Cost of sales for the nine months ended September 30, 1997 was $2,046,345 compared to $1,689,841 for the same period in 1996. Cost of sales relate to operations at P & H.

Selling and general and administrative expenses for the nine months ended September 30, 1997 were $8,281,035 compared to $1,335,816 for the same period in 1996. The large increase corresponds to administrative cost related to the acquisitions.

Research and development expenses incurred by MMC were $588,888 for the nine months ended September 30, 1997 compared to $425,039 for the same period in 1996.

Depreciation and amortization expenses for the nine months ended September 30, 1997 were $1,997,607 compared to $43,614 for the same period in 1996. This increase is mainly due to the amortization of goodwill.

Interest expense for the nine months ended September 30, 1997 was $1,535,561 compared with $79,295 for the same period in 1996. The substantial increase is mainly associated with the convertible notes and also includes $144,629 of amortized debt issue costs.

Net loss for the three months ended September 30, 1997 was $627,877 compared to a loss of $538,788 for the same period in 1996. The net loss is $.05 per share for the quarter. A charge for amortization of goodwill and debt cost and depreciation of $717,241 and a charge for Unrealized Decline in Investment of $367,972 was incurred in the period which represents $.08 per share. The Company generated from operations a positive cash flow of $.03 per share.

Net sales for the three months ended September 30, 1997 were $902,708 compared to $924,511 for the same period in 1996. Management fee income earned by Genesis and Geriatric was $3,839,650 for the three months ended September 30, 1997 compared to $0 for the same period in 1996.

Cost of sales for the three months ended September 30, 1997 was $732,881 compared to $663,596 for the same period in 1996. Cost of sales relate to P & H.

Selling and general and administrative expenses for the three months ended September 30, 1997 were $2,881,190 compared to $511,766 for the same period in 1996. The large increase corresponds with the increase in sales from the acquisitions made.

Research and development expenses incurred by MMC were $155,783 for the three months ended September 30, 1997 compared to $182,823 for the same period in 1996.

Depreciation and amortization expenses for the three months ended September 30, 1997 were $669,031 compared to $17,219 for the same period in 1996. This increase is mainly due to the amortization of goodwill.

Interest expense for the three months ended September 30, 1997 was $532,627 compared with $44,490 for the same period in 1996. The substantial increase is mainly associated with the convertible notes.

                           PART II - OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.

     (a) Exhibits
         99-1 Financial Statements as of September 30, 1997
         Financial Data Schedule

     (b) Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:        November 18, 1997               /S/ Jan Wallace
                                              Jan Wallace, President

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                               September 30,
                                                                                                   1997
                                                                                          ----------------------
ASSETS
     CURRENT ASSETS
       Cash                                                                               $            2,964,106
       Short-term commercial paper                                                                       108,413
       Accounts receivable (less allowance for doubtful accounts of $759,925)                          4,059,853
       Loans receivable - related parties                                                                 52,500
       Other receivables                                                                                 111,585
       Inventories                                                                                       671,335
       Prepaid expense and other current assets                                                           85,352
       Deferred Tax Benefit                                                                              388,000
                                                                                          ----------------------
                                                                  TOTAL CURRENT ASSETS                 8,441,144

     PROPERTY, PLANT & EQUIPMENT                                                                         823,266

     OTHER ASSETS
       Deferred debt issue costs                                                                       1,719,439
       Investment - restricted stock                                                                      27,100
       Deferred Tax Benefit                                                                              463,000
       Goodwill                                                                                       22,776,375
       Deposits                                                                                          136,504
       Organization Costs                                                                                    700
                                                                                          ----------------------
                                                                                                      25,123,118
                                                                                          ----------------------

                                                                                          $           34,387,528
                                                                                          ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
       Accounts payable                                                                   $              599,831
       Accrued expenses                                                                                  485,997
       Current portion of long-term debt                                                                  57,311
       Income taxes payable                                                                              219,404
       Accrued interest payable                                                                          396,164
                                                                                          ----------------------
                                                             TOTAL CURRENT LIABILITIES                 1,758,707

LONG-TERM DEBT                                                                                           200,349
CONVERTIBLE NOTES                                                                                     17,001,500
DEPOSITS                                                                                                  20,000
DEFERRED INCOME TAX                                                                                       55,500
                                                                                          ----------------------
                                                                                                      17,277,349
                                                                                          ----------------------
                                                                     TOTAL LIABILITIES                19,036,056

     STOCKHOLDERS' EQUITY Common stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding 13,875,929 shares                                                         13,876
       Additional paid-in capital                                                                     18,309,889
       Retained deficit                                                                               (2,972,293)
                                                                                          ----------------------
                                                            TOTAL STOCKHOLDERS' EQUITY                15,351,472
                                                                                          ----------------------

                                                                                          $           34,387,528
                                                                                          ======================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Three Months Ended              Nine Months Ended
                                                                  9/30/97        9/30/96        9/30/97         9/30/96
                                                              -------------  -------------   -------------  -------------
Net Sales                                                     $     902,708  $     924,511   $   2,670,511  $   2,374,162
Management fees                                                   3,839,650              0      10,949,050              0
Cost of sales                                                       732,881        663,596       2,046,345      1,689,841
                                                              -------------  -------------   -------------  -------------

                                              GROSS PROFIT        4,009,477        260,915      11,573,216        684,321

Selling and General and Administrative expenses                   2,881,190        511,766       8,281,035      1,335,816
Depreciation and amortization                                       669,031         17,219       1,997,607         43,614
Research and development                                            155,783        182,823         588,888        425,039
                                                              -------------  -------------   -------------  -------------
                                                                  3,706,004        711,808      10,867,530      1,804,469
                                                              -------------  -------------   -------------  -------------
                               NET OPERATING INCOME (LOSS)          303,473       (450,893)        705,686     (1,120,148)

OTHER INCOME (EXPENSE)
     Interest income                                                (13,825)         9,944          61,248         87,307
     Interest expense                                              (532,627)       (44,490)     (1,535,561)       (79,295)
     Unrealized decline in investment                              (367,972)             0        (385,947)             0
     Loss on disposition                                                  0              0          (2,138)             0
     Miscellaneous income                                            26,773          9,038          30,819         11,548
     Miscellaneous expense                                           (2,367)        (4,430)         (2,367)        (4,430)
                                                              -------------  -------------   -------------  -------------
                                                                   (890,018)       (29,938)     (1,833,946)        15,130
                                                              -------------  -------------   -------------  -------------
                     NET INCOME (LOSS) BEFORE INCOME TAXES
                                     AND MINORITY INTEREST         (586,545)      (480,831)     (1,128,260)    (1,105,018)

INCOME TAX EXPENSE (BENEFIT)                                         64,959         34,700         266,745         52,500
                                                              -------------  -------------   -------------  -------------

                                  NET INCOME (LOSS) BEFORE
                                         MINORITY INTEREST         (651,504)      (515,531)     (1,395,005)    (1,157,518)

MINORITY INTEREST (INCOME)                                          (23,627)        23,257               0         51,129
                                                              -------------  -------------   -------------  -------------

                                         NET INCOME (LOSS)    $    (627,877) $    (538,788)  $  (1,395,005) $  (1,208,647)
                                                              =============  =============   =============  =============

Net income (loss) per weighted
     average share                                            $        (.05) $        (.06)  $        (.11) $        (.15)
                                                              =============  =============   =============  =============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                           13,710,328      8,574,294      12,763,274      7,869,877
                                                              =============  =============   =============  =============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock                   Additional
                                               Par Value $.001                   Paid-In            Retained
                                         Shares              Amount              Capital             Deficit
                                    -----------------  ------------------  ------------------  -----------------
Balances at 12/31/96                       12,158,900  $           12,159  $       14,765,238  $      (1,577,288)
   Sale of common stock (S-8)
     at $1.00 per share                       924,600                 925             923,675
   Issuance of common stock
     (restricted) at $2.00 per
     share for subsidiary
     (Geriatric)                              150,000                 150             299,850
   Issuance of common stock
     (Reg S) to retire debt                   428,142                 428           1,498,072
   Issuance of common stock
     (restricted) at $3.50 per
     share for remaining 50%
     of subsidiary (P & H)                    214,287                 214             749,786
   Capital raising and
     subsidiary costs                                                                 (16,327)
   Minority interest adjustment                                                        89,595

Net loss for period                                                                                   (1,395,005)
                                    -----------------  ------------------  ------------------  -----------------

Balances at 9/30/97                        13,875,929  $           13,876  $       18,309,889  $      (2,972,293)
                                    =================  ==================  ==================  =================

                     DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                             Nine Months Ended
                                                                                       9/30/97               9/30/96
                                                                                  -----------------     -----------------
OPERATING ACTIVITIES
   Net income (loss)                                                              $      (1,395,005)    $      (1,208,647)
   Adjustments to reconcile net income (loss) to cash provided (used) by operating activities:
       Depreciation & amortization                                                        2,142,236                43,614
       Net book value of assets sold                                                          2,138                     0
       Adjustment for investment received as interest income                                (15,000)                    0
       Unrealized decrease in investment                                                    385,947                     0
       Minority interest                                                                          0                51,130
       Deferred income tax                                                                    5,000                (5,000)
       Stock received for interest                                                                0               (50,000)
   Changes in assets and liabilities:
       Accounts receivable                                                               (1,745,890)              213,333
       Inventories                                                                           46,492              (269,659)
       Prepaid expenses                                                                      39,758                (1,739)
       Accounts payable and accrued expenses                                               (440,331)               90,590
       Income taxes payable                                                                 129,544              (109,898)
       Deposits                                                                              20,000                     0
                                                                                  -----------------     -----------------
                             NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              (825,111)           (1,246,276)

INVESTING ACTIVITIES
   Loans to related party and accrued interest                                               90,246                78,602
   Loan - other                                                                                   0               (92,953)
   Purchase of equipment                                                                   (496,999)             (136,619)
   Refund of option                                                                               0                30,000
   Deposits                                                                                (113,467)             (501,312)
   Goodwill                                                                                (500,000)                    0
   Purchase of subsidiary                                                                         0            (1,000,000)
                                                                                  -----------------     -----------------
                                        NET CASH USED BY INVESTING ACTIVITIES            (1,020,220)           (1,622,282)

FINANCING ACTIVITIES
   Deferred debt issue costs                                                               (340,356)                    0
   Cash from subsidiary                                                                      41,518                     0
   Principal payments on debt                                                            (3,279,952)             (281,733)
   Capital raising costs                                                                     (3,000)                    0
   Convertible note proceeds                                                              3,996,000                     0
   Loan proceeds                                                                            132,021                     0
   Proceeds from sale of common stock                                                       924,600             2,714,374
                                                                                  -----------------     -----------------
                                    NET CASH PROVIDED BY FINANCING ACTIVITIES             1,470,831             2,432,641
                                                                                  -----------------     -----------------

                                      (DECREASE) IN CASH AND CASH EQUIVALENTS              (374,500)             (435,917)

Cash and cash equivalents at beginning of year                                            3,447,019             1,289,000
                                                                                  -----------------     -----------------

                                   CASH AND CASH EQUIVALENTS AT END OF PERIOD     $       3,072,519     $         853,083
                                                                                  =================     =================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                                     $       1,034,306     $          39,425
     Income taxes                                                                           132,210               168,590

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                      Nine months ended September 30, 1997

                                                                                                     Pro Forma      Consolidated
                                                                   Dynamic       Geriatric (1)      Adjustments       Pro Forma
                                                              ---------------   ---------------  ---------------   ---------------
Net Sales                                                     $     2,670,511   $             0  $                 $     2,670,511
Management fee income                                              10,949,050           244,125                         11,193,175
Cost of sales                                                       2,046,345                 0                          2,046,345
                                                              ---------------   ---------------  ---------------   ---------------

                                                GROSS PROFIT       11,573,216           244,125                         11,817,341

Selling and general and administrative expenses                     8,281,035            26,792                          8,307,827
Depreciation and amortization                                       1,997,607                 0                          1,997,607
Research and development                                              588,888                 0                            588,888
                                                              ---------------   ---------------  ---------------   ---------------
                                                                   10,867,530            26,792                         10,894,322
                                                              ---------------   ---------------                    ---------------
                                        NET OPERATING INCOME          705,686           217,333                            923,019

OTHER INCOME (EXPENSE)
   Interest income                                                     61,248                 0                             61,248
   Interest expense                                                (1,535,561)                0                         (1,535,561)
   Unrealized decline in investment                                  (385,947)                0                           (385,947)
   Loss on disposition                                                 (2,138)                0                             (2,138)
   Miscellaneous income                                                30,819                 0                             30,819
   Miscellaneous expense                                               (2,367)                0                             (2,367)
                                                              ---------------   ---------------  ---------------   ---------------
                                                                   (1,833,946)                0                         (1,833,946)
                                                              ---------------   ---------------                    ---------------
                             NET INCOME (LOSS) BEFORE INCOME
                                 TAXES AND MINORITY INTEREST       (1,128,260)          217,333                           (910,927)

INCOME TAX EXPENSE                                                    266,745            13,000                            279,745
                                                              ---------------   ---------------  ---------------   ---------------

                                    NET INCOME (LOSS) BEFORE
                                           MINORITY INTEREST       (1,395,005)          204,333                         (1,190,672)

MINORITY INTEREST                                                           0                 0                                  0
                                                              ---------------   ---------------  ---------------   ---------------

                                           NET INCOME (LOSS)  $    (1,395,005)  $       204,333  $                 $    (1,190,672)
                                                              ===============   ===============  ===============   ===============

Net income (loss) per weighted average share                  $          (.11)                                     $          (.09)
                                                              ===============                                      ===============

Weighted average number of common shares
   used to compute net income (loss) per weighted
   average share                                                   12,763,274                                           12,763,274
                                                              ===============                                      ===============

   (1) First quarter activity

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                      Nine months ended September 30, 1996

                                                                                                     Pro Forma      Consolidated
                                                                 Dynamic (1)        Genesis         Adjustments       Pro Forma
                                                              ---------------   ---------------  ---------------   ---------------
Net sales                                                     $     2,374,162   $             0  $                 $     2,374,162
Management fees                                                             0         6,235,860                          6,235,860
Cost of sales                                                       1,689,841                 0                          1,689,841
                                                              ---------------   ---------------  ---------------   ---------------

                                                GROSS PROFIT          684,321         6,235,860                          6,920,181

Selling and general and administrative
   expenses                                                         1,335,816         3,974,776                          5,310,592
Depreciation and amortization                                          43,614            36,614                             80,228
Research and development                                              425,039                 0                            425,039
                                                              ---------------   ---------------  ---------------   ---------------
                                                                    1,804,469         4,011,390                          5,815,859
                                                              ---------------   ---------------                    ---------------
                                 NET OPERATING INCOME (LOSS)       (1,120,148)        2,224,470                          1,104,322

OTHER INCOME (EXPENSE)
   Interest income                                                     87,307                 0                             87,307
   Interest expense                                                   (79,295)          (12,448)                           (91,743)
   Loss on disposition                                                      0           (14,253)                           (14,253)
   Miscellaneous income                                                11,548               426                             11,974
   Miscellaneous expense                                               (4,430)                0                             (4,430)
                                                              ---------------   ---------------  ---------------   ---------------
                                                                       15,130           (26,275)                           (11,145)
                                                              ---------------   ---------------  ---------------   ---------------

                                    NET INCOME (LOSS) BEFORE
                                            INCOME TAXES AND
                                           MINORITY INTEREST       (1,105,018)        2,198,195                          1,093,177

INCOME TAX EXPENSE                                                     52,500             1,284                             53,784
                                                              ---------------   ---------------  ---------------   ---------------

                                    NET INCOME (LOSS) BEFORE
                                           MINORITY INTEREST       (1,157,518)        2,196,911                          1,039,393

MINORITY INTEREST                                                      51,129                 0                             51,129
                                                              ---------------   ---------------  ---------------   ---------------

                                           NET INCOME (LOSS)  $    (1,208,647)  $     2,196,911  $                 $       988,264
                                                              ===============   ===============  ===============   ===============

Net income (loss) per weighted
   average share                                              $          (.15)                                     $          (.09)
                                                              ===============                                      ===============

Weighted average number of
   common shares used to
   compute net income (loss)
   per weighted average share                                       7,869,877                                           11,119,877
                                                              ===============                                      ===============

   (1) Includes the activities of Microwave Medical and P & H

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                        Quarter ended September 30, 1996

                                                                                                     Pro Forma      Consolidated
                                                                 Dynamic (1)        Genesis         Adjustments       Pro Forma
                                                              ---------------   ---------------  ---------------   ---------------
Net sales                                                     $       924,511   $             0  $                 $       924,511
Management fees                                                             0         2,356,215                          2,356,215
Cost of sales                                                         663,596                 0                            663,596
                                                              ---------------   ---------------  ---------------   ---------------

                                                GROSS PROFIT          260,915         2,356,215                          2,617,130

Selling and general and administrative
   expenses                                                           511,766         1,520,400                          2,032,166
Depreciation and amortization                                          17,219            12,127                             29,346
Research and development                                              182,823                 0                            182,823
                                                              ---------------   ---------------  ---------------   ---------------
                                                                      711,808         1,532,527                          2,244,335
                                                              ---------------   ---------------                    ---------------
                                 NET OPERATING INCOME (LOSS)         (450,893)          823,688                            372,795

OTHER INCOME (EXPENSE)
   Interest income                                                      9,944                 0                              9,944
   Interest expense                                                   (44,490)           (3,304)                           (47,794)
   Loss on disposition                                                      0           (12,503)                           (12,503)
   Miscellaneous income                                                 9,038                 0                              9,038
   Miscellaneous expense                                               (4,430)                0                             (4,430)
                                                              ---------------   ---------------  ---------------   ---------------
                                                                      (29,938)          (15,807)                           (45,745)
                                                              ---------------   ---------------  ---------------   ---------------

                                    NET INCOME (LOSS) BEFORE
                                            INCOME TAXES AND
                                           MINORITY INTEREST         (480,831)          807,881                            372,050

INCOME TAX EXPENSE
(BENEFIT)                                                              34,700                 0                             34,700
                                                              ---------------   ---------------  ---------------   ---------------

                                    NET INCOME (LOSS) BEFORE
                                           MINORITY INTEREST         (515,531)          807,881                            292,350

MINORITY INTEREST                                                      23,257                 0                             23,257
                                                              ---------------   ---------------  ---------------   ---------------

                                           NET INCOME (LOSS)  $      (538,788)  $       807,881  $                 $       269,093
                                                              ===============   ===============  ===============   ===============

Net income (loss) per weighted
   average share                                              $          (.06)                                     $           .02
                                                              ===============                                      ===============

Weighted average number of
   common shares used to
   compute net income (loss)
   per weighted average share                                       8,574,294                                           11,824,294
                                                              ===============                                      ===============

   (1) Includes the activities of Microwave Medical and P & H