Form 10-K
period 1997-12-31
DYNAMIC ASSOCIATES INC
filed 1998-04-16
CIK 878146

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                           FORM 10KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1997

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to ____________

     Commission File No.  33-55254-03

                    DYNAMIC ASSOCIATES, INC.
     -----------------------------------------------------
     (Exact name of Registrant as specified in its charter)

          NEVADA                                         87-0473323
----------------------                                 ----------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification Number)

7373 NORTH SCOTTSDALE ROAD, SUITE B169
SCOTTSDALE, ARIZONA                                      85253
----------------------------------------                 --------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (602) 483-8700
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:      NONE
                                                                 ----

Securities registered pursuant to Section 12 (g) of the Act:     NONE
                                                                 ----

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days. [ ] Yes [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of December 31, 1997, the estimated market value of the voting stock held by non-affiliates of the registrant, based upon an estimate of the market price at $1.50, was $20,960,893.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                        Outstanding as of December 31,1997
$.001 PAR VALUE CLASS A COMMON STOCK         13,973,929  SHARES

                             PART I

ITEM 1.   Business.

OVERVIEW

     Dynamic Associates, Inc., a Nevada corporation (the "Company", "Dynamic") was incorporated on July 20, 1989 for the purpose of developing venture businesses. Dynamic was previously a development stage company through 1995. Through acquisitions Dynamic has become a holding company for a variety of entities as detailed below. As of December 31, 1997, the Company has full ownership in a microwave research and production company ("P&H") and has another subsidiary, Microwave Medical Corp., that utilizes microwave technology for various medical treatments. The Company also operates a health care management company, specializing in geriatric and psychiatric care, through its other wholly owned subsidiaries, Genesis Health Management Corporation ("Genesis") and Geriatric Care Centers of America ("GCCA").

     The Company's executive offices are presently located at 7373 North Scottsdale Road, Suite B169, Scottsdale, Arizona 85253, its telephone number at this location is (602) 483-8700 and the telefax number is (602) 443-1235.

DYNAMIC ASSOCIATES EVOLUTION

     Harry Moll, Jan Wallace and David Hunter acquired controlling interest in Dynamic Associates, Inc. August 30, 1995 with the intent of acquiring a viable business. Jan Wallace is the current President and a Director, Grace Sim is the Secretary/Treasurer, Dr. Rainer Marquart, William H. Means, Jr., Florian Homm and Elliot Smith are Directors.

MICROWAVE MEDICAL CORPORATION

     Management determined that it had expertise in the medical field and during discussions with Microthermia Technology, Inc. ("MTI"), a California corporation, a licensing agreement was executed to provide for the development of microwave-based medical therapies for Telangetasia, or spider veins, through MMC. The Company will also develop other treatments for certain vascular conditions. MMC also has a German subsidiary, Microwave Medical, GmBH, formed in late 1997.

P&H LABORATORIES

     Management also entered into a Share Purchase Agreement with P&H to provide for the engineering and manufacturing capability to more expeditiously bring the products of the Company to market. On April 23, 1996 the Company acquired 50% of P&H for $1,000,000.00, and has an exclusive two year option to acquire the remaining 50% for $1,000,000.00. On September 26, 1997, the remaining 50% was purchased with restricted shares. P&H Laboratories is a modern microwave component designer and manufacturer. Devices produced at P&H are currently being used on most NASA and military satellites, as well as communications satellites throughout the world.

     P&H Laboratories is a privately held corporation, incorporated in the state of California. The executive offices of the company are at 4496 Runway Street, Simi Valley, California and include manufacturing and engineering space of approximately 18,000 square feet. The Board of Directors manages the affairs of the corporation and consists of seven members. Two members are active in the normal daily operations at P&H and the remaining five directors are outside directors and experienced business persons. This team controls the long term strategic planning of the corporation and directs the officers of the corporation, who handle the day to day affairs and manage the business.

GENESIS HEALTH MANAGEMENT CORPORATION

     The Company entered into an Acquisition Agreement on August 1, 1996 to acquire 100% of Genesis Health Management Corporation of Bossier City, Louisiana, for $15,000,000.00, and 3,000,000 common shares of stock of the Company. The final agreement provided that the Company pay $12,000,000.00, issue a Promissory Note for $3,000,000.00 and issue 3,000,000 shares of common stock of the Company. The Promissory Note, (including interest) was paid in full on March 3, 1997. Genesis is in the business of managing and operating geriatric and psychiatric units in various hospitals, (both in-patient and out-patient).

GERIATRIC CARE CENTERS OF AMERICA, INC.

     On March 13, 1997, Geriatric Care Centers of America ("Geriatric"), a Tennessee corporation, merged with Geriatric Care Centers Acquisition Corporation in exchange for $500,000 in cash and 150,000 shares of common stock of the Company. The surviving corporation is Geriatric Care Centers of America, Inc., which has registered offices at 1613 Jimmie Davis Highway, Bossier City, Louisiana, 71112. The Company owns 100% of GCCA. GCCA is also in the business of managing and operating psychiatric/geriatric units in hospital. At December 31, 1997, GCCA had 4 operating units.

NARRATIVE DESCRIPTION OF BUSINESS

     Dynamic's wholly-owned subsidiary, Microwave Medical Corporation ("MMC"), formerly Microthermia Acquisition Corporation, entered into a license agreement with Microthermia Technology, Inc. (of California), whereby MMC obtained an exclusive license to develop and manufacture medical device products related to the treatment of spider veins (telangiectasia). The license is for an initial period of two years with automatic one year renewals for the next eight years, at no cost (total license period of 10 years). The license is prepaid for the first two years; however, MMC does not intend to use this technology at the
present time.   MMC is independently developing a platform of proprietary and patentable microwave technologies for the treatment of various medical conditions. MMC is currently testing a platform of proprietary and patentable microwave technologies for the treatment of various medical conditions. MMC is currently testing and evaluating microwave equipment it has developed for the permanent removal of hair and a second device to be used for the treatment of spider veins ("telangiectasia").

     MMC has also patented a microwave therapy system to treat Telangiectasia, or, spider veins. These are thread-like red-to-purplish veins that stem from a network of small veins just below the surface of the skin. Spider veins develop more predominately on the legs and faces of women. These are usually caused by the female hormone estrogen. At this time surgery, laser and injection ("sclerotherapy") are the predominant treatments for the condition. MMC is also developing a patent-pending microwave therapy system for use in permanent hair removal.

     The objective of MMC is to develop proprietary technology relating to the use of microwave energy for medical applications. MMC has a patent pending entitled, "Method and Apparatus for Treating Subcutaneous Histological Features," which focuses on the application of microwave energy to the treatment of spider veins and for use in hair removal.

     The use of microwave for hair removal is based upon the selective heating of hair follicles while cooling the surface of the skin to protect the epidermis. MMC has used computer modeling and laboratory studies to optimize the system for hair removal. Preclinical studies have shown effectiveness in destroying follicles while maintaining the integrity of the skin surface. MMC's microwave system for hair removal is now in Phase II clinical trials.

     Laboratory studies at MMC have been shown that spider veins selectively absorb microwave energy, and preclinical studies have verified the ability to thrombose small veins. Clinical studies are expected to begin within a two month time frame.

     P&H has been engaged since its inception in Military Standard and Aerospace programs for various types of devices utilizing microwave technology. The devices include isolators, circulators, power monitor devices, filters, diplexers, switching diplexers, multi-junction circulators, microwave subsystems and integrated packages and subsystems. Devices of these types have been built in both waveguide, microstrip and coaxial configurations, and operate in frequency ranges from 50 MHZ to 110 Ghz. The primary focus of the technical expertise at P&H is in microwave ferrite and filter components.

     P&H Laboratories also provides special engineering services to customers with specific needs. P&H has experience with the engineering and manufacturing of microwave components, super components and subsystems and also supports major programs and operating platforms. P&H manufacturing operations includes the thin film processing, top assembly, production testing and tuning and subsystems integration, wire bonding environmental test and packaging.

     P&H Laboratories has been engaged since its inception in Mil-Standard and Hi-Reliability Aerospace programs for various types of devices. The products of P&H are highly technical and are sold to various government and industrial users. The products and the development expertise of

P&H will enable Dynamic to reduce its research and development costs for all new products and to provide state of the art engineering for microwave systems. The Company is currently a 50% holder in P&H and has no other relationship involving the business of P&H.

     Using existing procedures detailed above P&H also provides special engineering services to customers with specific needs. P&H will be able to provide MMC with this capability to produce and develop manufacturing processes for the medical systems. P&H has experience with the engineering and manufacturing of microwave components, super components and subsystems and also supports major programs and operating platforms. P&H manufacturing operations includes the thin film processing, top assembly, production testing and tuning and subsystems integration, wire bonding environmental test and packaging.

     Genesis Health Management Corporation is a Louisiana Company which was established on July 23, 1994 to provide elderly healthcare and gero-psychology to small healthcare facilities unable to provide the service in house. Genesis manages these geriatric psychiatric units through Genesis Health Management Corporation and Geriatric Care Centers of America, Inc. Gero-psych treatment is primarily geared to low-functioning patients requiring only medication management and patients without medical complications. Elderly people frequently have medical and psychiatric problems, including severe depression, due to the natural aging process, traumatic losses, strokes and various other causes. Psychiatric problems are being treated on gero-psych units and medical problems are being treated on acute care units, many times exceeding authorized lengths of stay, and have become a burden for the hospital's financial resources.

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

     Geriatric Care Centers of America, Inc., is a subsidiary of Genesis which has registered offices at 1613 Jimmie Davis Highway, Bossier City, Louisiana, 71112. GCCA is also in the business of managing and operating psychiatric/ geriatric units in hospital. At December 31, 1997, GCCA had 4 operating units.

SPIN OFF

     The Company has formed a separate Nevada corporation, MW Medical, and is contemplating a spin off arrangement whereby the assets of MMC will be spun off to the new Nevada corporation.

     An Information Statement has been furnished in connection with the distribution to holders of common stock of Dynamic of all of the outstanding shares of common stock, $0.001 par value per share of MW Medical, Inc. pursuant to the terms of a Contribution Agreement, Plan and Agreement of Reorganization and Distribution between Dynamic and the Company, to be dated as of March 11, 1998 ("Contribution Agreement"). Upon the effectiveness of the Distribution,
MW Medical will own the microwave technologies businesses currently owned by Dynamic and separately managed as Microwave Medical Corporation and P&H Laboratories, Inc. Shares of Company Common Stock will be distributed to holders of Dynamic common stock of record as of the close of business on February 25, 1998. Each such holder will receive one share of Company Common Stock for every one share of Dynamic common stock held on the Record Date. The Distribution is scheduled to occur at 12:01 a.m. on March 11, 1998 (the "Distribution Date"). No consideration will be paid by Dynamic shareholders for shares of Company Common Stock. There is no current trading market for Company Common Stock, although a market is expected to develop subsequent to the Distribution Date. Application will be made for listing the shares on the National Association of Securities Dealers Automated Quotations System (NASDAQ), as a Bulletin Board Company security. No shareholder approval is required and non is sought.

ITEM 2.   Properties

DYNAMIC ASSOCIATES

     Dynamic is headquartered in leased office premises at 7373 North Scottsdale Road, Suite B169, Scottsdale, Arizona 85253. The lease arrangement is for three years. The Company owns no other property.

MICROWAVE MANAGEMENT COMPANY

     The Company has no direct interest in any property of Microthermia Technology, Inc. except for the security it holds over the assets and technology of MTI pursuant to a Promissory Note.

P & H LABORATORIES, INC.

     P&H Laboratories, Inc., ("P&H") is a fifteen year old company with forty-eight employees in an 18,000 square foot facility in Simi Valley, California. The Company has no ownership interest in the property of P&H and is a 100% owner of the corporation, controlling all of the shares of P&H.

GENESIS HEALTH MANAGEMENT CORPORATION

     The head office for Genesis is located at 1613 Jimmie Davis Highway, Suite No. 1, Bossier City, Louisiana, 71112. The Genesis head office is approximately 3,000 square feet and is leased for a period of two years. Genesis is in the business of managing and operating geriatric and psychiatric units for various hospitals in the southern United States. The business is ongoing and certain financial information is provided under Item 7.

GERIATRIC CARE CENTERS OF AMERICA

     The head office for GCCA is located within the offices of Genesis at 1613 Jimmie Davis Highway, Suite No. 1, Bossier City, Louisiana, 71112. GCCA is also in the business of managing and operating geriatric and psychiatric units, mostly in hospitals situated in Tennessee.

ITEM 3.   Legal Proceedings.

     The Company and any of its subsidiaries and any of their property, are not involved in any material pending legal proceeding. At this time, neither the Company, nor any of its subsidiaries, have any material bankruptcy, receivership, or similar proceeding pending.

Item 4.   Submission of Matters to a Vote of Security Holders.

     At the Annual Shareholders Meeting, the following items were voted and approved: (1) the Directors are to serve for a one year period (2) The Articles of Incorporation were amended to provide for indemnification of the Officers, Directors and Agents of the Company to the fullest extent under Nevada Law (3) The 1997 Stock Option Plan, which cancelled in December 1997 (4) the appointment of Smith & Company as the independent auditor of the Company (5) the new Bylaws of the Company.

     No other matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1997.

                            PART II


ITEM 5.  Market for Registrant's Common Equity and Related Stockholders Matters

     The Company trades on the NASDAQ-OTC system, (trading symbol DYAS). The Company also trades on the Frankfurt and Berlin Exchanges in Germany, (trading symbol DYA).

     The following table lists the high and low sales prices for the common stock of the company during the two most recent fiscal years:

NASDAQ-OTC

                                   High Sales Price    Low Sales Price
1997 First Quarter                 4.38                2.69
     Second Quarter                3.93                2.06
     Third Quarter                 4.50                2.38
     Fourth Quarter                2.63                1.00

1996 First Quarter                 0.00                0.00
     Second Quarter                4.25                2.00
     Third Quarter                 3.75                2.00
     Fourth Quarter                4.25                2.87

     As of December 31, 1997 there were 409 record holders of the Company's common stock.

     The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.


ITEM 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     During the year the Company sold 1,022,600 shares of S-8 stock at $1.00 per share, issued 150,000 shares of restricted stock at $2.00 per share in connection with the Geriatric Care Centers of America, Inc. acquisition, issued 428,142 shares of Regulation S stock to retire debt of $1,498,500 and issued 214,287 shares of restricted stock at $3.50 per share for the remaining 50% of P&H.

     The Company issued 784 Convertible Notes in Reliance on Regulation S to non-U.S. persons. Each note is for $18,500.00 and bears interest at 10% per annum and is convertible into common stock of the Company at $3.50 per share. The notes mature September 16, 2006. The proceeds were used to acquire Genesis Health Management Corporation and also provided the Company with the additional capital as detailed in the attached financial statements. This discussion covers the years 1995 through 1997, the years in which the Company had operations and was doing business. Prior to that time the Company was a development stage company and was not engaged in any substantial business.

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

     During 1997 the Company exercised the option to purchase the remaining 50% interest in P&H. The original option to purchase the interest for $1,000,000 was modified to $750,000 and was exercised by issuing 214,287 shares of restricted stock at an agreed value of $3.50 per share.

     During 1997 the Company accepted 507,971 shares of restricted common stock of Claire Technologies, Inc. as payment in full for $409,447 in principal and interest due from Claire. Claire has some of the same Officers and Directors of the Company.

     During 1997 the Company fully paid a loan of $3,000,000 due to the former owners of Genesis. The final payment was made March 3, 1997. The Company also paid $150,000 to a bank January, 1997. Also during 1997 the Company took out an additional bank loan with a balance as of December 1997 of $347,303. This loan is payable monthly with interest only to be paid until May 1998. As of December 31, 1997 P& H was not in compliance under the covenants of the loan. On
March 2, 1998 the bank waived such events of noncompliance.

GENESIS HEALTH MANAGEMENT CORP.

     The consolidated financial statements for 1997 include the accounts of the Company; its wholly owned subsidiaries, MMC and MMC's Germany based subsidiary Microwave Medical GmBH ("GmBH"), which was formed in late 1997, Genesis, GCCA, which was acquired in March of 1997, and P & H. The statement of operations for
1997 includes the operations of GCCA for the last three quarters of 1997.   The
consolidated financial statements for 1996 include the accounts of the Company; its wholly owned subsidiaries, MMC (which was incorporated September 15, 1995 under the laws of the State of California) and Genesis (which was incorporated on October 15, 1996 in Louisiana as Genesis Acquisition Corporation, merged with Genesis Health Management Corporation on December 2, 1996 and changed its name to Genesis Health Management Corporation on December 5, 1996); and a 50% owned subsidiary, P & H. The Company acquired 50% of P & H on May 6, 1996 pursuant to an option agreement dated December 12, 1995. The Company acquired the remaining 50% of P & H in 1997.

     All significant intercompany balances and transactions have been eliminated in the consolidation.

     GHMC manages and operates 22 geriatric and psychiatric units in various hospitals on both an in-patient and out-patient basis. The Gross Profit (sales and management fees less cost of sales) for the year ended December 31, 1997 was $15,342,457 resulting in an operating loss of $428,003 for the year end. As detailed in the financial statements, additional expenses caused the net loss before income taxes and minority interest to be $2,738,168 for the year versus a loss of $1,577,671 for the previous year. After factoring in the income tax expense the net loss increased to $3,545,846.

     Net Sales decreased from $3,723,013 in 1995 to $3,395,098 in 1996 to $3,382,388 in 1997. Management Fees increased from $1,122,500 to $14,619,951 in
1997. The cost of sales increased from $2,496,997 to $2,659,882. This was a result of higher product costs incurred by P&H.

     GROSS PROFIT. Gross Profit rose to $15,342,457 in 1997 from $2,020,601 in 1996. The gross profit increase was the result of the acquisition of Genesis and GCCA.

     RESEARCH AND DEVELOPMENT. For P&H, Research and development is paid for by customers in the form of "non-recurring engineering" or "development". Consequently, all research and development costs for P&H are expensed to "cost of goods sold". Research and development costs for Gmbh and MMC are listed separately in the statement of operations.

     SALES, GENERAL AND ADMINISTRATION EXPENSES. The sales, general and administrative expenses increased to $11,342,457 in 1997 from $2,474,457 in 1996. This increase is attributed to the acquisitions of Genesis and GCCA.

     OTHER INCOME/EXPENSE. The Company reported net interest/expense income, miscellaneous income, loss on disposal of equipment and unrealized decline in investment of $2,310,165 for 1997, compared to $204,738 for 1996. This is due primarily to the increase in the interest expense to service the convertible note used for the acquisition of Genesis.

     LIQUIDITY AND CAPITAL RESOURCES. Working capital at December 31, 1997 was $5,760,748 compared to $2,266,990 at December 31, 1996. The increase relates mainly to the profitability of Genesis and GCCA and additional convertible note proceeds.

     Genesis and GCCA are now the only subsidiaries in Dynamic. Genesis and GCCA has always been able to meet cash requirements from operations. The added bonus is that the Company will no longer carry a financial burden of funding through Dynamic to its Microwave development subsidiary, MMC since the spin off on February 25, 1998. MMC and P&H will be funded through the new Nevada corporation, MW Medical, Inc.

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


                            PART III

ITEM 9.   Directors and Executive Officers of the Registrant.

     The following table shows the positions held by the Company's officers and directors. The directors were appointed and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions at the discretion of the directors.

Name                     Age      Position
Jan Wallace              41       President, Director
Grace Sim                37       Secretary-Treasurer
Florian Homm             37       Director
Dr. Rainer Marquart      71       Director
William H. Means, Jr.    42       Director
Elliot Smith             64       Director

Jan Wallace (age 41) is a Director, President and Chief Operating Officer of the Company. Ms. Wallace has been employed by the Company since April 1995, when she was elected to the Board of Directors and accepted the position of Chief Operating Officer. Ms. Wallace was previously Vice President of Active Systems, Inc. a Canadian Company specializing in SGML Software an ISO standard in Ottawa, Ontario. Prior to that she was President and Owner of Mailhouse Plus, Ltd., an office equipment distribution company which was sold to Ascom Corporation. She has also been in management with Pitney Bowes-Canada and Bell Canada where she received its highest award in Sales and Marketing. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics. Ms. Wallace is also an officer and director of Claire Technologies, Inc.

Grace Sim (age 37) has been Secretary-Treasurer of the Company since October 10, 1997. Ms. Sim joined Dynamic in January 1997. Prior to joining Dynamic, Ms. Sim owned an accounting consulting company in Ottawa, Ontario, Canada. Ms. Sim received her Bachelor of Mathematics with honors from the University of Waterloo in Waterloo, Ontario. She is also an Officer in Claire Technologies, Inc., a company which file annual reports pursuant to the Securities Exchange Act of

1934.

William H. Means, Jr. (age 42) is Executive Vice President. Mr. Means received his B.S. in Business Administration from Louisiana Tech University in 1976 and his M.B.A. in Personnel Management from Louisiana Tech in 1978. From 1978 to 1980, Mr. Means worked as an Assistant Credit Manager, Salary Administrator and Commercial Loan Review Analyst at Commercial National Bank in Shreveport, Louisiana. From 1980 through 1984 he was the Vice President of Commercial
Loan Administration at Bossier Bank and Trust in Bossier City, Louisiana. From 1984 through 1986 he was a Senior Vice President at National Bank of Bossier and from 1986 through 1988 he was a Senior Vice President at Bank of Mid-South in Bossier City, Louisiana. From 1988 through 1989 he was a co-owner and Account Executive at United Advertising Network and from 1989 through 1991 he was an Office and Site supervisor at McNeely Construction Company. Mr. Means owned and operated Space Center Painting and Construction Company, Space Center Mini Storage and Terrace Acres Apartments from 1991 through 1994, when he joined Genesis as an Executive Vice President.

Florian Homm (age 37) has been in the investment management and banking businesses for over fifteen years, much of it in senior management positions with firms such as Merrill Lynch, Fidelity Management and Research, Bank Julius
Bar and Tweedy, Browne in London, New York, Boston and Frankfurt.   Mr. Homm is
Managing Partner of Value Management and Research GmbH in Germany, a firm specializing in investment management and corporate financial services. VMR includes amongst its fund management clients highly regarded institutional investors as well as European blue chip companies and fast growing corporations in North America and Europe. Mr. Homm is an honors graduate in Economics from Harvard College. He received his Master of Business Administration degree from Harvard Business School. Mr. Homm is a Board Member of the European Association of Securities Dealers (EASD), on the board of a number of public companies, has received several investment awards and has published extensively on a wide range of financial topics.

Dr. Rainer Marquart (age 71) is a Director of the Company and President of Microwave Medical Corporation. Dr. Marquart was previously Member of the Board of the second biggest PC Retail company in Europe and was responsible for $600 million in sales. Prior to that, he ran a consulting company with offices in Munich, Zurich and Vienna. This company specialized in reorganization of medium-sized companies and start-up management. Dr. Marquart was also a manager with the Boston Consulting Group for 4 years. Dr. Marquart obtained a Ph.D. in Chemical Engineering from the Technical University in Darmstadt, Germany.

Elliot Smith (age 64) is a Director of the Company. Mr. Smith began his career with Prudential Securities in 1954 as a Registered Representative in the Syracuse, New York, office. By 1966, Mr. Smith was appointed Resident Manager of the firm's largest office in New York City. He was named Manager, Marketing & Sales Division at the Home Office in New York City in 1969, and in 1970, was elected First Vice President and National Sales Manager. In 1973, Mr. Smith was elected to the Board of Directors of Bache & Company, Inc. In 1977, he was named Senior Officer of Commodity Division and Metal Company and in 1980, was elected President of Bache Haley Stuart metal Company, Inc. In 1983, after leaving Prudential, Mr. Smith served as Executive Vice President at R. Lewis Securities, Inc., located in New York City, and from 1984 to 1995 was President of Whale Securities Company, L.P., also located in New York City. Mr. Smith is also on the Boards of Pennington School and Jillians Corporation. Mr. Smith is a former Member and Director of the Chicago Board of Options Exchange; Governor of the American Stock Exchange (AMEX); Governor and Chairman of the AMEX Commodities Exchange; Director and Member of the Executive Committee of the Securities Industry Automation Corp.; and Past President of the Association of Investment Brokers.

ITEM 10.  Executive Compensation.

                    Annual Compensation Table

                     Annual Compensation                Long Term Compensation

                                          Other  Restricted        LTIP    All
                                          Annual Stock   Options/* pay-    Other
Name      Title      Year  Salary   Bonus Comp.  Awarded SARs(#)   outs($) Comp.
Jan
 Wallace  President, 1997  $120,000 $ 0   0      0       150,000   0       0
          CEO,
          Director

Grace
 Sim      Secretary/ 1997  $96,000  $ 0   0      0       0         0       0
          Treasurer

Florian
 Homm     Director   1997  $ 0      $ 0   0      0       200,000   0       0

Elliot
 Smith    Director   1997  $ 0      $ 0   0      0       0         0       0

William
H. Means
Jr.       Director   1997  $120,000 $ 0   0      0       0         0       0

Dr. Rainer
Marquart  Director   1997  $0       $ 0   0      0       0         0       0


     All of the foregoing amounts are estimates based upon the Company's internal forecast and budget. There can be no assurance that the amounts of compensation actually paid, or the persons to whom it is paid, will not differ materially from the above estimates.

*Options

     The following options were granted to directors and officers of the Company. The options were granted when the Company did not publicly trade and no monetary value had been attributed to the granting of the options. The stock options are at a price of $1.00 per share.

                            Date        Date       Number       Expiration Date
                            Granted     Issued
Jan Wallace                 4/9/96      4/9/96     150,000      4/9/99
Logan Anderson              4/9/96      4/9/96     150,000      4/9/99
Logan Anderson              4/9/96      10/4/96    255,000      10/4/99
Florian Homm                4/9/96      4/9/96     100,000      4/9/99
Florian Homm                4/9/96      9/16/96    100,000      9/16/99
Herb Capozzi                4/9/96      4/9/96     100,000      4/9/99
Craig Hurst                 4/9/96      4/9/96     200,000      4/9/99

1. The following options have been exercised by Craig Hurst, (V.P. Corporate Communications):

4/15/96      10,000
5/7/96       5,000
5/30/96      5,000
8/26/96      20,000
11/8/96      10,000
12/11/96     5,000
2/6/97       11,000
Total        65,000

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 1996, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and by each director and officer as a group, consisting of:

                    Name and address         Amount of              Percent
Title of class      of beneficial owner      beneficial ownership   of class

Class A Common      Cede & Co.               2,405,002              19.8%
                    P.O. Box 222
                    Bowling Green Station
                    New York, NY  10274 - 0000

Class A Common      Vickie T. Lucky          2,370,000              19.5%
                    1613 Jimmie Davis Hwy.
                    Suite #1&2
                    Bossier City, LA  71112

Class A Common      Brant Investments, Ltd.  1,631,480              13.4%
                    Global Securities Serv.
                    BH Level Royal Bank Plaza
                    200 Bay Street
                    Toronto, Canada  M5J 255

Class A Common      Harry Moll               1,500,000*             12.3%
                    Box 836
                    Georgetown,
                    Grand Cayman, BWI

Class A Common      Jan Wallace              400,000                3.3%
                    (President & Director)
                    6929 East Cheney
                    Paradise Valley, AZ 85253

Class A Common      Florian Homm (Director)  200,000                1.6%
                    Amselweg 7b
                    61462 Koningstein
                    Germany

Class A Common      William H. Means, Jr.
                    (Director)               30,000                 0.2%
                    1613 Jimmie Davis Hwy.
                    Suite #1&2
                    Bossier City, LA  71112

Class A Common      All Officers and
                    Directors                630,000                5.1%
                    as a Group (5 persons)

*    Includes 300,000 shares owned by SSM, Ltd., which is controlled by Mr.
Moll.

ITEM 12.  Certain Relationships and Related Transactions.

     During 1997 $145,000 was paid to the Company's President, $140,000 was paid or accrued to the Company's former Secretary/Treasurer, and $87,733 was paid or accrued to the current Secretary/Treasurer.

     The Company is provided with office space and other management services on a month-to-month basis by Amteck Management, Inc., an entity controlled by the Company's former Secretary. $124,221 was paid to Amteck during 1997. $1,000 per month was paid to Amteck as rent in 1997. Other fees to Amteck will be based on services received. Officers currently are receiving no salary but are being paid management fees when services are provided. Various other individuals are paid as services are performed.

     For 1998, it is projected that the Company's President will receive $15,000
monthly and the Secretary will receive $8,000 monthly.   In addition, one
officer will receive $15,000 per month. Genesis has the following commitments: the President will receive $102,667 through November, 1998. The Financial Reimbursement Specialist will receive $71,867 through November, 1998. The Senior Vice President for Operations will receive $184,800 through November, 1998. A Consultant will receive $30,000 per month through November, 1998.

     Future scheduled payments under these employment related commitments are to provide $1,145,334 by December 31, 1998,

     P & H leases its facility from one of its officers under an operating lease that requires minimum monthly payments of $15,468. The lease expires February 28, 1999 and requires P & H to pay real property taxes, insurance, and utility bills. Future minimum lease payments are $217,000 by the year ending December 31, 1998.

     Dynamic leases vehicles under operating leases expiring through 2000. The future minimum lease payments are as follows:

     Year Ending
     December 31, 1998        $    10,654
     December 31, 1999             10,654
     December 31, 2000             7,840
                              -----------
                              $    29,148
                              ===========

     The attorney for Genesis receives a monthly fee of $15,000, through November 1999.

     Genesis leases equipment under operating leases expiring through 1998 with future minimum lease payments to be $68,035 for the year ending December 31, 1998.

     Genesis leases its facility at $2,800 per month through September 30, 1998 and also leases an office for out of town business at $525 per month. Genesis also pays the taxes and utilities. The future minimum lease payments are $31,500 for the year ending December 31, 1998.

     Genesis leases an aircraft from a related party on a monthly basis, but the payment is not determined until the end of each month. Future minimum payments are not determinable. During 1997, payments to the entity were about $323,000.

     Rental expense for the year ended December 31, 1997 was $253,868 ($203,299 in 1996 and $4,947 in 1995) which includes $7,298 paid by MMC to P & H ($7,120 in 1996).

                            PART IV


ITEM 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.


(a) The following financial statements, financial statement schedules and supplementary date are included:

     F-1   Independent Auditor's Report

     Financial Statements:

     F-2  Consolidated Balance Sheet - December 31, 1997 and 1996
     F-3 Consolidated Statement of Operations - Years Ended December 31, 1997 and 1996.
     F-4 Consolidated Statement of Changes in Stockholders' Equity - Years Ended December 31, 1997 and 1996.
     F-5 Consolidated Statement of Cash Flows - Years Ended December 31, 1997 and 1996.
     F-6  Notes to Financial Statements

(b)  Reports on Form 8-K.

     No Reports on Form 8-K were filed during the fourth quarter of 1997.

                      INDEPENDENT AUDITOR'S REPORT


Board of Directors
Dynamic Associates, Inc.

We have audited the accompanying consolidated balance sheets of Dynamic As-sociates, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the re-lated consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1997, 1996, and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consoli-dated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stand-ards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the over-all financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above pre-sent fairly, in all material respects, the financial position of Dynamic As-sociates, Inc. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations, changes in stockholders' equity, and their cash flows for the years ended December 31, 1997, 1996, and 1995, in conformity with generally accepted accounting principles.



                         CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 30, 1998

                DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS

                                                           December 31,
                                                     1997               1996
                                                   _________________________
ASSETS
     CURRENT ASSETS
       Cash and cash equivalents                   $ 2,616,174   $ 3,447,019
       Accounts receivable (less allowance for
        doubtful accounts o $1,350,050 in 1997
        and $759,925 in 1996)                        4,191,850     2,118,174
       Loans receivable - related parties (Note 7)      52,500       510,300
       Other receivables                                71,625       115,374
       Accrued interest (Note 7)                             0        22,002
       Inventories (Note 2)                            809,977       717,827
       Prepaid expense and other current assets         57,257       125,110
       Deferred tax benefit (Note 12)                  300,000       407,000
                                                   ___________   ___________
                              TOTAL CURRENT ASSETS   8,099,383     7,462,806

     PROPERTY, PLANT & EQUIPMENT (Note 6)            1,000,898       425,200

     OTHER ASSETS
       Deferred debt issue costs (Note 2)            1,530,999     1,523,712
       Investment - restricted stock                    29,800         8,600
       Deferred tax benefit (Note 12)                        0       450,000
       Goodwill (Note 2)                            22,140,055    24,060,585
       Deposits                                         10,619        23,037
       Organization Costs (Note 2)                      28,440           880
                                                   ___________   ___________

                                                    23,739,913    26,066,814
                                                   ___________   ___________

                                                   $32,840,194   $33,954,820
                                                   ___________   ___________
LIABILITIES & EQUITY
     CURRENT LIABILITIES
       Accounts payable                            $   549,854   $ 1,259,481
       Accrued expenses                                635,060       448,024
       Current portion of long-term debt (Note 10)     108,542        73,955
       Bridge loans (Note 8)                                 0     3,150,000
       Income taxes payable (Note 12)                  253,328        76,860
       Accrued interest payable                        791,851       187,496
                                                   ___________   ___________
                         TOTAL CURRENT LIABILITIES   2,338,635     5,195,816

     Long-term debt (Note 10)                          346,639       158,395
     Convertible notes (Note 11)                    17,001,500    14,504,000
     Deferred income tax (Notes 2 and 12)                    0        56,500
                                                   ___________   ___________
                                                    17,348,139    14,718,895
                                                   ___________   ___________
                                 TOTAL LIABILITIES  19,686,774    19,914,711

     Minority interest in subsidiary (Note 4)                0       840,000
     Commitments and contingencies (Note 14)                 0             0

     STOCKHOLDERS' EQUITY
       Common Stock $.001 par value:
        Authorized - 25,000,000 shares
        Issued and outstanding 13,973,929 shares
        (12,158,900 in 1996)                            13,974        12,159
       Additional paid-in capital                   18,262,580    14,765,238
       Retained deficit                             (5,123,134)   (1,577,288)
                                                   ___________   ___________
                        TOTAL STOCKHOLDERS' EQUITY  13,153,420    13,200,109
                                                   ___________   ___________

                                                   $32,840,194   $33,954,820
                                                   ___________   ___________

     DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Year ended December 31,
                                            1997          1996          1995
                                     ___________   ___________   ___________

Net sales                            $ 3,382,388   $ 3,395,098   $         0
Management fees                       14,619,951     1,122,500             0
Cost of sales                          2,659,882     2,496,997             0
                                     ___________   ___________   ___________

                     GROSS PROFIT     15,342,457     2,020,601             0

Selling and General & admini-
 strative expenses                    11,342,791     2,474,457       562,022
Depreciation and amortization          2,733,713       311,178           251
Research and development (Note 2)      1,103,831       605,599             0
Bad debts                                590,125         2,300        58,380
                                     ___________   ___________   ___________
                                      15,770,460     3,393,534       620,653
                                     ___________   ___________   ___________

             NET OPERATING (LOSS)       (428,003)   (1,372,933)     (620,653)

OTHER INCOME (EXPENSE)
  Interest income                         89,323        97,903         4,233
  Interest expense                    (2,000,258)     (269,403)       (1,447)
  Miscellaneous income                     8,003         8,162             0
  Loss on disposal of equipment          (23,986)            0             0
  Unrealized decline in investment      (383,247)      (41,400)            0
                                     ___________   ___________   ___________
                                      (2,310,165)     (204,738)        2,786
                                     ___________   ___________   ___________

         NET (LOSS) BEFORE INCOME
      TAXES AND MINORITY INTEREST     (2,738,168)   (1,577,671)     (617,867)

INCOME TAX EXPENSE (BENEFIT)
 (Note 12)                               807,678      (685,055)        1,600
                                     ____________  ___________   ___________
                NET (LOSS) BEFORE
                MINORITY INTEREST     (3,545,846)     (892,616)     (619,467)


MINORITY INTEREST                              0        64,205             0
                                     ___________   ___________   ___________

                       NET (LOSS)    $(3,545,846)  $  (956,821)  $  (619,467)
                                     ___________   ___________   ___________

Net (loss) per weighted average
 share                               $      (.27)  $      (.11)  $      (.29)
                                     ___________   ___________   ___________

Weighted average number of common
  shares used to compute net income
  (loss) per weighted average share   13,057,008     8,377,442     2,141,213
                                     ___________   ___________   ___________

  DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                             Common Stock         Additional
                            Par Value $.001          Paid        Retained
                          Shares        Amount      Capital      Deficit
                          _____________________   __________    __________
Balances at 12/31/94      1,000,000     $ 1,000   $        0    $   (1,000)
 Issuance of common
  stock (restricted)
  for services at
  $.001 per share at
  9/30/95                 3,500,000       3,500
 Sale of common stock
  (restricted) at $.05
  per share at 9/30/95      505,000         505       24,745
 Sale of common stock
  (restricted) at $1.00
  per share at 9/30/95      511,000         511      510,489
 Sale of common stock
  (restricted) at $.05
  per share at 12/27/95     745,000         745       36,505
 Sale of common stock
  (restricted) at $1.00
  per share at 12/29/95     739,000         739      738,261
 Net loss for year                                                (619,467)
                         ______________________   __________   ___________

Balances at 12/31/95      7,000,000       7,000    1,310,000      (620,467)
 Sale of common stock
  (Regulation S) at
  $2.00 per share            12,500          13       24,987
 Sale of common stock
  (Regulation S) at
  $1.75 per share         1,822,400       1,822    3,187,377
 Sale of common stock
  (S-8) at $1.00 per
  share                     184,000         184      183,816
 Issuance of common
  stock (restricted)
  at $1.00 per share
  for expense                40,000          40       39,960
 Acquisition of sub-
  sidiary (P & H)                                   (225,026)
 Issuance of common
  stock (restricted)
  related to Genesis
  acquisition             3,100,000       3,100   10,319,900
 Expenses related to
  capital raising                                    (75,776)
 Net loss for year                                                (956,821)
                          _____________________   __________    __________

Balances at 12/31/96     12,158,900      12,159   14,765,238    (1,577,288)
 Sale of common stock
  (S-8) at $1.00 per
  share                   1,022,600       1,023    1,021,577
 Issuance of common
  stock (restricted)
  at $2.00 per share
  for subsidiary
  (Geriatric)               150,000         150      299,850
 Issuance of common
  stock (Reg S) to
  retire debt               428,142         428    1,352,861
 Issuance of common
  stock (restricted)
  at $3.50 per share
  for remaining 50%
  of subsidiary (P & H)     214,287         214      749,786
 Capital raising and
  subsidiary costs                                   (16,327)
 Minority interest
  adjustment                                          89,595

Net loss for year                                               (3,545,846)
                          _____________________   __________    __________

Balances at 12/31/97     13,973,929     $13,974  $18,262,580   $(5,123,134)

                DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                           Year ended December 31,
                                     1997           1996           1995
                                  __________     __________     __________
OPERATING ACTIVITIES
 Net (loss)                     $ (3,545,846)   $  (956,821)   $  (619,467)
 Adjustments to reconcile
  net (loss) to cash used
  by operating activities:
   Depreciation and amor-
    tization                       2,921,571        311,178            251
   Book value of assets
    sold/disposed                    120,346              0              0
   Bad debt                          590,125              0         56,080
   Minority interest                       0         64,205              0
   Stock issued for expense                0         40,000          3,500
   Investment received as
    interest income                  (15,000)       (50,000)             0
   Unrealized decline in
    investment                       383,247         41,400              0
   Deferred taxes                    500,500       (801,500)             0
   Fee added to loan                       0              0         20,000
 Changes in assets and
  liabilities:
   Accounts receivable            (2,519,886)        86,117              0
   Inventories                       (92,150)      (129,024)             0
   Prepaid expenses and other         67,853       (120,587)             0
   Accounts payable and ac-
    crued expenses                  (549,923)       931,268        115,993
   Income taxes payable              163,468        (52,945)         1,600
   Accrued interest payable          604,355        186,274          1,222
                                  __________     __________     __________

NET CASH USED BY OPERATING
 ACTIVITIES                       (1,371,340)      (450,435)      (420,821)

INVESTING ACTIVITIES
 Loans to related party and
  accrued interest                    90,246       (246,480)      (216,202)
 Loan - other                         91,953        (91,953)       (56,080)
 Purchase of equipment              (892,674)      (155,821)        (7,221)
 Purchase of option                        0              0        (30,000)
 Refund of option                          0         30,000              0
 Deposits                             12,418         (1,312)             0
 Purchase of subsidiaries                  0    (12,102,233)             0
 Goodwill                           (500,000)    (3,947,775)             0
 Organization costs                  (27,800)             0         (1,200)
                                  __________     __________     __________

NET CASH USED BY INVESTING
 ACTIVITIES                       (1,225,857)   (16,515,574)      (310,703)

FINANCING ACTIVITIES
 Deferred debt issue costs          (340,356)    (1,566,721)             0
 Cash from subsidiaries               41,518        674,440              0
 Principal payments on debt       (3,297,713)      (301,571)             0
 Principal payments on capital
  lease obligation                         0           (519)             0
 Proceeds from sale of common
  stock                            1,022,600      3,322,423      1,312,500
 Loan proceeds                       347,303      3,000,000        200,000
 Capital raising costs                (3,000)             0              0
 Convertible note proceeds         3,996,000     14,504,000              0
                                  __________     __________     __________

NET CASH PROVIDED BY FINANCING
 ACTIVITIES                        1,766,352     19,632,052      1,512,500
                                  __________     __________     __________

INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS           (830,845)     2,666,043        780,976

Cash and cash equivalents
 at beginning of year              3,447,019        780,976              0
                                  __________     __________     __________

CASH AND CASH EQUIVALENTS
 AT END OF YEAR                  $ 2,616,174    $ 3,447,019    $   780,976
                                  __________     __________     __________

SUPPLEMENTAL INFORMATION
 Cash paid for interest          $ 1,204,709    $    70,391    $     1,447
 Cash paid for income taxes          157,753        169,390              0

              DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                    NOTES TO FINANCIAL STATEMENTS
                          December 31, 1997



NOTE 1:   BUSINESS ACTIVITY
     The Company was incorporated under the laws of the state of Nevada on July 20, 1989 and had been in the development stage through 1995. The Com-pany is now engaged in the acquisition of microwave technologies for medical purposes through Microwave Medical Corp. ("Micro"), in the business of manag-ing the operation of geriatric/psychiatric units for various hospitals through Genesis Health Management Corporation ("Genesis") and Geriatric Care Centers of America, Inc. ("GCCA") and the manufacturing of highly technologically ad-vanced components and subsystems for the communications and aerospace indus-tries through P & H Laboratories ("P & H").

     Genesis has contracts with hospitals in the states of Louisiana, Arkansas, Mississippi, and Tennessee. The contracts range from three to five years. At December 31, 1997, Genesis had twenty-two active contracts with monthly bil-lings of $1,133,700. Three of the contracts began in 1997, nine began in 1996, nine began in 1995 and one began in 1994. GCCA has contracts with hospitals in Tennessee. At December 31, 1997, GCCA had three active contracts with average monthly billings of $105,000. The contracts range from three to five years and all began in 1996.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
     PRINCIPALS OF CONSOLIDATION
     The consolidated financial statements for 1997 include the accounts of the Company; its wholly owned subsidiaries, Micro and Micro's Germany based subsi-diary Microwave Medical GmBH ("GmBH"), which was formed in late 1997, Genesis, GCCA, which was acquired in March of 1997, and P & H. The Statement of Ope-rations for 1997 includes the operations of GCCA for the last three quarters of 1997.

     The consolidated financial statements for 1996 include the accounts of the Company; its wholly owned subsidiaries, Micro (which was incorporated September 15, 1995 under the laws of the State of California) and Genesis (which was in-corporated on October 15, 1996 in Louisiana as Genesis Acquisition Corporation, merged with Genesis Health Management Corporation on December 2, 1996 and chang-ed its name to Genesis Health Management Corporation on December 5, 1996); and a 50% owned subsidiary, P & H. The Company acquired 50% of P & H on May 6, 1996 pursuant to an option agreement dated December 12, 1995. The Company acquired the remaining 50% of P & H in 1997.

     The Statement of Operations for 1996 includes the operations of P & H for all of 1996 (unaudited net income for the quarter ended March 31, 1996 (prior to being acquired by Dynamic) was $38,860) and the operations of Genesis for the month of December, 1996.

     All significant intercompany balances and transactions have been elimina-ted in consolidation.

     ACCOUNTING METHODS
     The Company recognizes income and expenses based on the accrual method of accounting.

     INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out) or mar-ket. At December 31, 1997 and 1996, inventories were comprised of the follow-ing:

                                1997        1996
                            ___________ ___________
          Raw materials     $   344,909 $   271,669
          Work in progress      465,068     446,158
                            ___________ ___________

                            $   809,977 $   717,827

     RESEARCH AND DEVELOPMENT COSTS
     Research and development costs were $1,103,831 for 1997 and were all in-curred by Micro and GmBH ($605,599 in 1996 and all incurred by Micro).

     WARRANTY COSTS
     The Company provides, by a current charge to income, an amount it esti-mates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in accrued expenses in the accompanying balance sheets.

     DIVIDEND POLICY
     The Company has not yet adopted any policy regarding payment of dividends.

  STOCK OPTIONS
     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued tto Employees" (APB 25) and related interpre-tations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123).

  ESTIMATES
     The preparation of financial statements in conformity with generally ac-cepted accounting principles requires management to make estimates and assump-tions that affect the reported amounts of assets and liabilities and disclo-sures of contingent assets and liabilities at the date of the financial state-ments and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     ALLOWANCE FOR UNCOLLECTIBLE ACCOUNTS
     The Company provides an allowance for uncollectible accounts based upon prior experience and management's assessment of the collectability of existing specific accounts.

  CONCENTRATION OF CREDIT RISK
     Financial instruments, which potentially subject the Company to concen-tration of risk, consist of cash and investments. The Company places its in-vestments in highly rated commercial paper obligations which limits the amount of credit exposure. Historically, the Company has not experienced any losses related to investments.

     PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment is recorded at cost and is being depreciated over a useful life of seventeen months to eight years using the straight-line and accelerated methods.

     CASH AND CASH EQUVALENTS
     For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

     ORGANIZATION COSTS
     Organization costs of Micro and GmBH are being amortized over sixty months.

  GOODWILL
     Goodwill relating to the acquisition of Genesis is being amortized over ten years. Goodwill relating to the acquisition of GCCA is being amortized over five years.

  DEFERRED DEBT ISSUE COSTS
     These costs are associated with raising money by issuing convertible notes. The costs are being amortized over the life of the notes (ten years). In the event the notes are converted to common stock, the remaining unamortized costs will be charged to additional paid-in capital.

  INCOME TAXES
     Deferred taxes are provided on a liability method whereby deferred tax as-sets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable tempo-rary differences. Temporary differences are the differences between the re-ported amounts of assets and liabilities and their tax bases. Deferred tax as-sets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of all of the deferred tax assets will not be realized. The valuation allowance at December 31, 1997 and 1996 was zero. Deferred tax assets and liabilities are adjusted for the effects of chan-ges in tax laws and rates on the date of enactment. As of December 31, 1997, temporary differences arose primarily from differences in the timing of recog-nizing expenses for financial reporting and income tax purposes. Such dif-ferences include depreciation, bad debt allowance, and various accrued operating expenses.

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

     During 1997, the Company sold 1,022,600 shares of S-8 stock at $1.00 per share, issued 150,000 shares of restricted stock at $2.00 per share in connec-tion with the GCCA acquisition, issued 428,142 shares of Regulation S stock to retire debt of $1,498,500 and issued 214,287 shares of restricted stock at $3.50 per share for the remaining 50% of P & H.

     During 1996, the Company issued 40,000 shares of its common stock for in-terest expense, at $1.00 per share, sold 12,500 shares of Regulation S stock at $2.00 per share, sold 1,822,400 of Regulation S stock at $1.75 per share, sold 184,000 shares of S-8 stock at $1.00 per share, and issued 3,100,000 shares of restricted stock at $3.33 per share in connection with the Genesis acquisition.

     During 1995, the Company issued 3,500,000 shares of its restricted common stock to various parties for management services. The stock was recorded at $.001 per share due to the fact there was no market for the stock at the time. Also, during 1995, the Company sold 1,250,000 shares of its restricted common stock at $.05 per share and 1,250,000 restricted common shares at $1.00 per share.

NOTE 4:   MINORITY INTEREST
     At December 31, 1996, 50% of P & H was owned by other parties.

NOTE 5:   OPTION
     During 1995, the Company paid $30,000 for an option to purchase 50% of the outstanding common stock of P & H Laboratories, Inc. ("P & H") for a total price of $1,000,000. The $30,000 was refunded when the option was exercised in May, 1996. The Company had an option to purchase the remaining 50% of P & H stock for $1,000,000. The option was modified to $750,000 and was exercised in 1997 by issuing 214,287 shares of restricted stock at an agreed value of $3.50 per share.

NOTE 6:   PROPERTY, PLANT, AND EQUIPMENT
     Property, plant, and equipment as of December 31, 1997 and 1996 are sum-marized as follows:

                                        Accumulated       Net Book Value
                             Cost      Depreciation      1997        1996

Transportation Equipment  $  265,664    $   35,622   $  230,042   $  69,969
Machinery & Equipment      2,153,776     1,516,203      637,573     187,364
Furniture & Fixtures         248,681       163,481       85,200     155,872
Leasehold Improvements        66,032        17,949       48,083      11,995
                          __________    __________   __________   _________
                          $2,734,153    $1,733,255   $1,000,898   $ 425,200

     Depreciation expense is calculated under straight-line and accelerated methods based on the estimated service lives of depreciable assets. Deprecia-tion expense for the year ended December 31, 1997 amounted to $217,943, ($65,739 in 1996).

     Included in machinery and equipment is $59,315 of equipment under a capital lease at December 31, 1997. The related accumulated depreciation at December 31, 1997 is $51,397.

NOTE 7:   LOANS RECEIVABLE - RELATED PARTIES

                               1997       1996      Interest  Due
    Due From                   Amount     Amount    Rate      Date
_________________________      _______    _______   ________  _________________
Officer of P & H              $      0   $ 30,300    0%       June, 1997
Officers of Micro(2)            52,500    105,000    0%       December 31, 1997
Claire Technologies, Inc.(1)         0    375,000   10%       November 1, 1997
                               _______    _______

                              $ 52,500   $510,300

     (1)also convertible to Claire stock at $.20 per share. During 1997, the Company accepted 507,971 shares of restricted common stock of Claire as pay-ment in full for $409,447 in principal and interest due from Claire. Claire has some of the same Officers and Directors as the Company.

     (2)The $52,500 is due from a former officer/employee of Micro. The Com-pany expects to collect the amount in 1998, even though it is past-due.

     Accrued interest at December 31, 1996 was $22,002.

NOTE 8:   BRIDGE LOANS
     At December 31, 1996, the Company owed $3,000,000 under one bridge loan and $150,000 under the other. The $3,000,000 loan had an interest rate of 10%, payable monthly beginning January 2, 1997. All outstanding principal and interest was due September 2, 1997. The loan was due to the former owners of Genesis who at December 31, 1996 owned 24.7% of the Company's common stock. The loan was collateralized by 51% of the common stock of Genesis which is owned 100% by the Company. During 1997, the loan was paid in full with the final pay-ment being made on March 3, 1997.

     The other $150,000 was due to a bank, had an interest rate of 9% and was payable January 5, 1997. The loan was repaid in January, 1997. The loan was guaranteed by two principals of Genesis.

NOTE 9:   RELATED PARTY TRANSACTIONS
     During 1997 $145,000 was paid to the Company's President, $140,000 was paid or accrued to the Company's former Secretary/Treasurer, and $87,733 was paid or accrued to the current Secretary/Treasurer. See also Note 14.

NOTE 10:  LONG-TERM DEBT
                                                1997             1996
                                              ________         ________
     Notes payable - S.B.A. Payable
     in monthly installments of $892,
     including interest at 4% through
     June 2003.  Debt is guaranteed
     by the President of P & H.  This
     note is subordinated to the bank
     note below.                              $      0         $ 59,992

     Note payable - Bank.  Payable in
     monthly installments of $3,317
     plus interest at prime plus 1%
     per annum and secured by accounts
     receivable, other rights to payment,
     general intangibles, inventory, and
     equipment of P & H.  Debt matures
     in December, 1999.                         72,954          112,758

     Note payable - bank.  Interest pay-
     ments only until May, 1998 at which
     time it is converted to 48 monthly
     installments of $7,235 plus interest
     at prime (8.5% at December 31, 1997)
     plus 1% per annum and secured by as-
     sets of P & H.  Debt matures in May
     2002.  The agreement contains certain
     financial and restrictive covenants.
     As of December 31, 1997, P & H was
     not in compliance with certain finan-
     cial covenants.  On March 2, 1998,
     the bank waived such events of non-
     compliance as of such date.               347,303                0

   Genesis finances certain equipment for
     various items:
     9.25% Note payable to bank in monthly
     installments of $661, plus interest
     through February 21, 2000.                      0           21,514

     9.40% Note payable to a lending insti-
     tution payable in monthly installments
     of $927, plus interest through November
     29, 1999, secured by vehicle.              17,890           28,288

     11.50% Note payable to a lending insti-
     tution payable in monthly installments
     of $1,032, plus interest through November
     6, 1997                                         0            9,798

                                                1997              1996
                                              ________          ________
     GCCA finances certain equipment
     for various items:
     10.25% Note payable to bank in
     monthly installments of $368,
     including interest through
     November 1999, secured by vehicle           7,355                0

     10.25% Note payable to bank in
     monthly installments of $432,
     including interest through December
     1999, secured by vehicle                    9,679                0
                                               _________        _________
                                               455,181          232,350
     Less current portion                     (108,542)         (73,955)
                                               _________        _______

                                              $346,639         $158,395

     Scheduled maturities of these obli-
      gations are as follows:

          Year ending December 31,
                    1998                 $         108,542
                    1999                           136,831
                    2000                            87,000
                    2001                            87,000
                    2002                            35,808
                Thereafter                               0
                                         _________________

                                         $         455,181
                                         _________________
NOTE 11:  CONVERTIBLE NOTES
     At December 31, 1997, the Company owes $17,001,500 to various entities in the form of convertible notes ($14,504,000 at December 31, 1996).  The notes bear interest at 10% per annum and the interest is payable on January 16 and
July 16 of each year, beginning January 16, 1997.  The notes are part of an overall maximum $18,500,000 indenture.

   CONVERSION
     The holder of any Note will have the right anytime prior to maturity, to convert the principal thereof (or any portion thereof that is an integral mul-tiple of $1,000) into shares of Common Stock at the conversion price of US
$3.50 (the "Conversion Price"), except that if a Note is called for redemption, the conversion right will terminate at the close of business on the business day immediately preceding the date fixed for redemption. Upon conversion, no adjustment will be made for interest or dividends, but if any holder surrenders a Note for conversion between the record date for the payment of an installment of interest and the next interest payment date, then, notwithstanding such con-version, the interest payment on such interest payment date will be paid to the registered holder of such Note on such record date. In such event, such Note which surrendered for conversion, must be accompanied by payment of an amount equal to the interest payable on such interest payment date on the portion so converted. No fractional shares will be issued upon conversion but a cash ad-justment will be made for any fractional interest.

At December 31, 1997 the notes could have been converted into 4,857,571 shares of the Company's common stock.

NOTE 11:  CONVERTIBLE NOTES (continued)
     OPTIONAL REDEMPTION
     The Notes will be redeemable at the option of the Company, in whole or in part, at any time and from time to time, on and after September 15, 1997, on not less than 15 nor more that 60 days' notice by first class mail, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period beginning September 15 of the year indicated below, in each case, together with accrued interest thereon to the redemption date:

             Year                          Percentage
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

   SUBORDINATION OF NOTES
     The Notes will be subordinate in right of payment to the extent set forth in the Indenture to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company, whether outstanding on the date of the Indenture or thereafter created, incurred, assumed, or guaranteed. Upon any distribution of assets of the Company in any dissolution, winding up, liqui-dation, or reorganization of the Company (whether in an insolvency or bank-ruptcy proceeding or otherwise), payment in full must be made on such Senior Indebtedness before any payment is made on or in respect of the Notes. Upon the happening and during the continuance of a default in payment of interest on or principal of Senior Indebtedness, or any other default with respect to such Senior Indebtedness permitting the holder thereof to accelerate the ma-turity thereof, no payment may be made by the Company on or in respect of the Notes. No such subordination will prevent the occurrence of any Event of Default (as defined in the Indenture).

     "Senior Indebtedness" includes (i) all indebtedness of the Company (a) for borrowed money, (b) which is evidenced by a note, debenture or similar instru-ment (including a purchase money mortgage) given in connection with the acqui-sition of any property or assets (other than inventory or similar property ac-quired in the ordinary course of business), including securities, or (c) for the payment of money relating to a Capitalized Lease Obligation (as defined in the Indenture); (ii) any liability of others described in the preceding clause which the Company has guaranteed or which is otherwise its legal liability; and
(iii) any amendment, renewal, extension, or refunding of any such liability; provided, however, that Senior Indebtedness will not include any indebtedness of the Company to a subsidiary or any indebtedness or guarantee of the Company which, by its terms or the terms of the instrument creating or evidencing it, is not superior in right of payment to the Notes.

   The Indenture will not limit the amount of additional indebtedness, inclu-ding Senior Indebtedness, which the Company can create, incur, assume, or guar-antee, nor will the Indenture limit the amount of indebtedness which any sub-sidiary can incur. As a result of these subordination provisions, in the event of insolvency, holders of the Notes may recover less ratably than general credi-tors of the Company.

NOTE 12:  INCOME TAXES
     Components of income tax (benefit) are as follows:

                                         1997                1996
          Current
             Federal             $      4,666        $     63,500
             State                    315,512              52,945
                                 ____________        ____________
                                      320,178             116,445
                                 ____________        ____________
          Deferred
             Federal                  487,500            (799,000)
             State                          0              (2,500)
                                 ____________        ____________
                                      487,500            (801,500)
                                 ____________        ____________
          Income tax (benefit)   $    807,678        $   (685,055)
                                 ____________        ____________

     A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

                                                      1997           1996
          Income tax computed at federal
             statutory tax rate                $   210,000    $  (671,100)
          Tax associated with lost net
             operating loss benefits               305,000              0
          State taxes (net of federal benefit)     292,678        (13,955)
                                               ___________    ___________
                                               $   807,678    $  (685,055)

     Genesis has a state tax liability of about $204,000, and GCAA has a state tax liability of about $50,000.

     Significant components of the Company's deferred tax liabilities and as-sets for income taxes consist of the following:
[CAPTION]

                                                    1997           1996
          Current deferred tax assets
             Net operating loss                 $   300,000    $   340,000
             Allowance for doubtful accounts              0          9,000
             Capitalized inventory cost for tax           0         21,000
             Vacation accrual                             0         22,000
             State income tax                             0          9,000
             Other accruals                               0          6,000
                                                ___________    ___________
          Net deferred current tax assets       $   300,000    $   407,000
          Long-term deferred tax asset
             Net operating loss                 $         0    $   450,000
                                                ___________    ___________
          Long-term deferred tax liabilities
             Difference in fixed assets         $         0    $    56,500
                                                ___________    ___________

     There was no net change in the valuation allowance for the years ended December 31, 1997 and December 31, 1996.

     The Company anticipates being able to use the entire Federal Net Operating Loss of $950,000 during 1998.

     At December 31, 1997, the Company has a federal net operating loss carry-over of approximately $950,000. The Federal loss will expire as follows:

          December 31, 2011      $           950,000
                                 ___________________
                                 $           950,000

NOTE 13:  INCENTIVE STOCK OPTION PLAN
     During 1995, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 2,000,000. At December 31, 1997, all 2,000,000 op-tions have been granted. The Company also can grant non-qualified stock op-tions. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000 for qualified options and $1,000,000 for non-qualified options. For 10% shareholders, the option price shall not be less than 100% of the fair market value of the shares on the grant date and the exercise period shall not exceed 5 years from the grant date. In the case of non-qualified stock options, the option price shall not be less than $1.00 per share, or at a price exceeding $1.00 per share at the discre-tion of the Committee. During 1996 the following options were granted:

          150,000 shares to the President
          405,000 shares to the Secretary
          200,000 shares to a Director
          100,000 shares to a Director
          200,000 shares to the Vice President of Corporate Communications 945,000 shares to others

     The exercise price is $1.00 per share. During 1997, 1,022,600 shares were sold pursuant to the plan.

     During 1996, 184,000 shares were sold pursuant to the plan. 9,500 options were cancelled and 783,900 options remain unexercised at December 31, 1997.

NOTE 14:  COMMITMENTS AND CONTINGENCIES
     The Company is provided with office space and other management services on a month-to-month basis by Amteck Management, Inc., an entity controlled by the Company's former Secretary. $124,221 was paid to Amteck during 1997. $1,000 per month was paid to Amteck as rent in 1997. Other fees to Amteck will be based on services received. Officers currently are receiving no salary but are being paid management fees when services are provided. Various other indivi-duals are paid as services are performed.

     For 1998, it is projected that the Company's President will receive $15,000 monthly and the Secretary will receive $8,000 monthly.

     Micro has the following commitments:

             One officer will receive $15,000 per month.

     Genesis has the following commitments:

             The President will receive $102,667 through November, 1998.

             The Financial Reimbursement Specialist will receive $71,867 through November, 1998.

             The Senior Vice President for Operations will receive $184,800 through November, 1998.

             A Consultant will receive $30,000 per month through November, 1998.

     Future scheduled payments under these employment related commitments are as follows:

             Year Ending
          December 31, 1998      $         1,145,340

     P & H leases its facility from one of its officers under an operating lease that requires minimum monthly payments of $15,468. The lease expires February 28, 1999 and requires P & H to pay real property taxes, insurance, and utility bills.

     Future minimum lease payments are as follows:

                   Year Ending
          December 31, 1998      $           186,000
          December 31, 1998                   31,000
                                 ___________________
                                 $           217,000

     Dynamic leases vehicles under operating leases expiring through 2000.

     Future minimum lease payments are as follows:

             Year Ending
          December 31, 1998      $ 10,654
          December 31, 1999        10,654
          December 31, 2000         7,840
                                 ________
                                 $ 29,148

     Genesis leases equipment under operating leases expiring through 1998.

     Future minimum lease payments are as follows:

             Year Ending
          December 31, 1998      $ 68,035

     Genesis leases its facility at $2,800 per month through September 30, 1998 and also leases an office for out of town business at $525 per month. Genesis also pays the taxes and utilities.

     Future minimum lease payments are as follows:

             Year Ending
          December 31, 1998      $ 31,500

     Genesis leases an aircraft from a related party on a monthly basis, but the payment is not determined until the end of each month. Future minimum payments are not determinable. During 1997, payments to the entity were about $323,000.

     Rental expense for the year ended December 31, 1997 was $253,868 ($203,299 in 1996 and $4,947 in 1995) which includes $7,298 paid by Micro to P & H ($7,120 in 1996).

NOTE 15:  FAIR VALUE OF FINANCIAL INSTRUMENTS
     The carrying amount of cash and cash equivalents, loans, and interest re-ceivable, accounts payable, accrued expenses and interest payable approximate fair value due to the short maturity periods of these instruments. The fair value of the Company's long-term debt, based on the present value of the debt, assuming interest rates as follows at December 31, 1996 was:

          Note at 9.5%                  $     60,375
          Note at 9.5%                       230,550
          Notes at 10.25%                     14,007
          Note at 9.4%                        14,951
          Convertible notes at 10.0%       7,238,932
                                        ____________

                                        $  7,558,815

NOTE 16:  INDUSTRY SEGMENTS
     The Company receives its revenue from two sources: management fees earned by Genesis and GCCA and sales of components and subsystems made by P & H. In-formation about those segments for the years ended December 31, 1997 and 1996 is as follows:


1997               Management
                   Fees          Sales         Other (1)     Consolidated
________________   ___________   ___________   ___________   ____________
Sales and
 Management fees   $14,619,951   $ 3,382,388   $         0   $18,002,339
Operating profit
 (loss)            $ 4,978,571   $  (102,777)   (5,303,797)  $  (428,003)
                   ___________   ___________   ___________   ___________

Identifiable as-
sets at December
31, 1997           $ 3,979,050   $ 1,911,239   $   164,237   $ 6,054,526
Corporate assets     1,939,625       461,552    24,384,491    26,785,668
                   ___________   ___________   ___________   ___________

Total assets at
December 31, 1997  $ 5,918,675   $ 2,372,791   $24,548,728   $32,840,194

1996               Management
                   Fees          Sales         Other (2)     Consolidated
________________   ___________   ___________   ___________   ____________
Sales and
 Management fees   $ 1,122,500   $ 3,395,098   $         0   $ 4,517,598

Operating profit
 (loss)            $   440,487   $   171,969    (1,985,389)  $(1,372,933)
                   ___________   ___________   ___________   ___________

Identifiable as-
sets at December
31, 1996           $ 1,451,361   $ 1,415,795   $    79,322   $ 2,946,478
Corporate assets       329,033       782,854    29,896,455    31,008,342
                   ___________   ___________   ___________   ___________

Total assets at
December 31, 1996  $ 1,780,394   $ 2,198,649   $29,975,777   $33,954,820

     Operating profit is total revenue less cost of goods sold, selling, general and administrative expenses, research and development and bad debts.

     Identifiable assets are those used by each segment of the Company's operations. Corporate assets are primarily cash, commercial paper, deferred costs and intangibles.

             (1) Reflects general and administrative expenses, research and development and bad debts of the Company and Micro which reduce operating profit of the segments to an operating loss on a consolidated basis. Amor-tization of goodwill in the amount of $2,515,530 is also included.

             (2)Reflects general and administrative expenses, research and development and bad debts of the Company and Micro which reduce operating profit of the segments to an operating loss on a consolidated basis. Amor-tization of goodwill in the amount of $202,190 is also included.

     Pre-consolidation net income (loss) is as follows:

                                  1997                 1996
          Dynamic              $     (5,531,798)    $     (1,624,870)
          Micro/GmBH                 (1,127,675)            (595,318)
          P & H                         (51,804)             128,409
          Genesis                     2,845,514              258,829
          GCCA                          542,452                    0
                               ________________     ________________
                                     (3,323,311)          (1,832,950)

          (Tax) benefit adjustment     (222,535)             940,334
          Minority interest                   0              (64,205)
                               ________________     ________________

           Adjusted Net Loss   $     (3,545,846)    $       (956,821)

NOTE 17:  ACQUISITION OF SUBSIDIARIES
     During 1996, $1,000,000 cash was paid to acquire 50% of the outstanding common stock of P & H in a purchase transaction. The results of operations of P & H for all of 1996 are included in the consolidated statements of operations.

     During 1997, the remaining 50% of P&H was acquired in exchange for 214,287 shares of stock with an agreed value of $750,000.

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

     In March of 1997, the Company acquired GCCA as a wholly owned subsidiary. Cash of $500,000 and 150,000 shares of restricted stock valued at $2.00 per share were given for 100% of the outstanding stock of GCCA. $595,000 of the purchase price has been allocated to goodwill which is being amortized over five years. The results of operations for GCCA for April thru December 31, 1997 are included in the consolidated statements of operations.

NOTE 18:  SUBSEQUENT EVENTS
     On February 25, 1998, the Company announced that it will spin-off two of its subsidiaries, Micro (which includes GmBH) and P&H, into a new public en-tity to be called MW Medical, Inc. If the spin-off had occurred on December 31, 1997, the consolidated total assets would have been reduced by about $2.5 million and consolidated total liabilities would have been reduced by about $.8 million.

     The loss associated with Micro and P&H for the year ended December 31, 1997 was about $1.18 million.

     In 1998, Dynamic will most likely reflect a $2.0 million charge to bad debts to reflect money due to it from Micro/GmBH which most likely will not be repaid.

NOTE 19:  PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
     See the following pages for unaudited condensed consolidated financial statements which assume the entities were together as of the beginning of each period presented.

              DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                    (A Development Stage Company)
             UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                            BALANCE SHEET
                          December 31, 1995

                                                   Pro Forma    Consolidated
                      Dynamic       Genesis        Adjustments  Pro Forma
                      ____________  _____________  ___________  ____________
ASSETS
 CURRENT ASSETS
  Cash                $    959,843  $   178,945(1) $  (500,000) $  638,788
  Short-term
   commercial paper        329,157            0                    329,157
  Accounts receivable      810,825      589,500                  1,400,325
  Loans receivable -
   related parties         272,300            0                    272,300
  Loans receivable               0        7,494                      7,494
  Accrued interest           4,202            0                      4,202
  Inventory                588,803            0                    588,803
  Prepaid expense            4,523       16,639                     21,162
  Deferred tax benefit      53,000            0                     53,000
                      ____________  ___________     __________   _________

 TOTAL CURRENT ASSETS    3,022,653      792,578       (500,000)  3,315,231

 PROPERTY, PLANT AND
       EQUIPMENT           177,757      247,822                    425,579

 OTHER ASSETS
  Goodwill                       0            0(1)  12,000,000  25,257,080
                                               (2)   3,000,000
                                               (3)  10,323,000
                                               (4)      50,000
                                                (5)   (115,920)
  Deposits                  21,315          200                     21,515
  Organization costs         1,120            0                      1,120
                      ____________   __________     __________  __________
                            22,435          200     25,257,080  25,279,715
                      ____________   __________     __________  __________

                      $  3,222,845   $1,040,600    $24,757,080 $29,020,525

              DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                    (A Development Stage Company)
             UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                      BALANCE SHEET (Continued)
                          December 31, 1995

[CAPTION]
                                                    Pro Forma     Consolidated
                         Dynamic     Genesis        Adjustments   Pro Forma
                         _________   __________     ___________   ____________
[S]                     [C]         [C]            [C]           [C]
LIABILITIES & EQUITY
 CURRENT LIABILITIES
  Accounts payable
   and accrued
   expenses             $  320,254  $   309,466(4) $     50,000  $     679,720
  Bridge loan              220,000            0(2)    3,000,000      3,220,000
  Current portion of
   long-term debt           77,823            0                         77,823
  Income taxes payable     129,805       46,544                        176,349
                         _________   __________     ___________   ____________

  TOTAL CURRENT
   LIABILITIES             747,882      356,010       3,050,000      4,153,892

  Long-term debt           173,652      542,575(1)   11,500,000     12,216,227
  Loan from share-
   holders                       0       26,095                         26,095
  Deferred income
   taxes                    54,000            0                         54,000
                         _________   __________     ___________    ___________

  TOTAL LIABILITIES        975,534      924,680      14,550,000     16,450,214

  Minority interest
   in subsidiary           775,389            0                        775,389

  STOCKHOLDERS' EQUITY
   Common stock $.001
    par value:
   Authorized -
    25,000,000 shares                                     3,100
   Issued and outstand-
    ing 7,000,000 shares     7,000        1,000(3)       (1,000)        10,100
                                               (6)
   Additional paid-in
    capital              1,335,000            0(3)   10,319,900     11,539,980
                                               (5)     (115,920)
                                               (6)        1,000
   Earnings (deficit)
    accumulated during
    the development stage  129,922      114,920                        244,842
                        __________    _________      __________    ___________

 TOTAL STOCKHOLDERS'
  EQUITY                 1,471,922      115,920      10,207,080     11,794,922
                        __________    _________      __________    ___________

                       $ 3,222,845   $1,040,600     $24,757,080   $ 29,020,525
[/TABLE]

              DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                    (A Development Stage Company)
             UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                       STATEMENT OF OPERATIONS
                    Year ended December 31, 1996

                                                 Pro Forma      Consolidated
                   Dynamic        Genesis*       Adjustments    Pro Forma
                   ____________   ____________   ____________   ____________
Net Sales         $   3,395,098  $           0  $              $   3,395,098
Management fee
 income                       0      9,678,360                     9,678,360
Cost of sales         2,496,997              0                     2,496,997
                   ____________   ____________   ____________   ____________

GROSS PROFIT            898,101      9,678,360                    10,576,461

Selling and
 general and
 administrative
 expenses             2,103,622      6,085,933                     8,189,555
Research and
 development            605,599              0                       605,599
Bad debts                 2,300        692,500                       694,800
                   ____________   ____________   _____________   ___________
                      2,711,521      6,778,433                     9,489,954
                   ____________   ____________   _____________   ___________

NET OPERATING
 INCOME (LOSS)       (1,813,420)     2,899,927                     1,086,507

OTHER INCOME
 (EXPENSE)
  Interest income        97,903            426                        98,329
  Interest expense     (268,725)       (16,239)                     (284,964)
  Miscellaneous
   income                 8,162              0                         8,162
  Unrealized
   decline in
   investment           (41,400)             0                       (41,400)
                   ____________   ____________   ____________   ____________
                       (204,060)       (15,813)                     (219,873)

NET INCOME (LOSS)
 BEFORE INCOME
 TAXES AND MINOR-
 ITY INTEREST        (2,017,480)     2,884,114                       866,634

INCOME TAX EXPENSE
(BENEFIT)                73,500        180,980(7)    (939,535)      (685,055)
                   ____________   ____________   ____________   ____________

NET INCOME (LOSS)
 BEFORE MINORITY
 INTEREST            (2,090,980)     2,703,134        939,535      1,551,689

MINORITY INTEREST        64,205              0                        64,205
                   ____________   ____________   ____________   ____________

NET INCOME (LOSS) $  (2,155,185) $   2,703,134  $     939,535  $   1,487,484

Net income (loss)
 per weighted
 average share    $        (.26) $       29.22
 $    .18

Weighted average
 number of common
 shares used to
 compute net income
 (loss) per weigh-
 ted average share    8,377,442         92,500                     8,377,442
                   ____________   ____________   ____________   ____________

       * Includes the month of December, 1996 which is also included in the audited Statements of Operations shown at Page F-4.

              DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                    (A Development Stage Company)
             UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                       STATEMENT OF OPERATIONS
                    Year ended December 31, 1995

                                                 Pro Forma      Consolidated
                   Dynamic        Genesis        Adjustments    Pro Forma
                   ____________   ____________   ____________   ____________
Net Sales         $   3,723,013  $           0  $              $   3,723,013
Management
 fee income                   0      3,832,188                     3,832,188
Cost of sales         2,370,168              0                     2,370,168
                   ____________   ____________   ____________   ____________

GROSS PROFIT          1,352,845      3,832,188                     5,185,033

Selling and
 general and
 administrative
 expenses             1,407,527      3,543,293                     4,950,820
Bad debts                58,380         47,425                       105,805
                   ____________   ____________   ____________   ____________
                      1,465,907      3,590,718                     5,056,625
                   ____________   ____________   ____________   ____________

NET OPERATING
INCOME (LOSS)          (113,062)       241,470                       128,408

OTHER INCOME
 (EXPENSE)
  Interest income        28,543             24                        28,567
  Interest expense      (24,579)       (17,077)                      (41,656)
                          3,964        (17,053)                      (13,089)

NET INCOME (LOSS)
 BEFORE INCOME
 TAXES AND
 MINORITY INTEREST     (109,098)       224,417                       115,319

INCOME TAX EXPENSE      202,600         59,308                       261,908

NET INCOME (LOSS)
 BEFORE MINORITY
 INTEREST              (311,698)       165,109                      (146,589)

MINORITY INTEREST      (153,885)             0                      (153,885)

NET INCOME (LOSS)  $   (465,583)    $  165,109    $          0   $  (300,474)

Net income (loss)
 per weighted
 average share     $       (.18)    $    16.51
 $ (.05)

Weighted average
 number of common
 shares used to
 compute net income
 (loss) per weigh-
 ted average share    2,641,213         10,000                     5,741,213
                    ___________    ___________   _____________   ___________

              DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                    (A Development Stage Company)
              NOTES TO UNAUDITED PRO FORMA CONSOLIDATED
                   CONDENSED FINANCIAL STATEMENTS


The preceding pro forma consolidated condensed balance sheet has been derived from the balance sheets of the Company and Genesis Health Management Cor-poration ("Genesis") at December 31, 1995. The balance sheet assumes that the Company acquired 100% of the outstanding stock of Genesis on January 1, 1995. The Balance Sheet column for December 31, 1995 labeled Dynamic also assumes the Company had acquired 50% of the outstanding stock of P & H Laboratories on January 1, 1995.

 (1) Reflects $12,000,000 cash paid to acquire 100% of the outstanding stock of Genesis and cash acquired by issuance of convertible notes.

 (2) Reflects issuance of $3,000,000 note payable for the balance of the pur-chase price.

 (3) Reflects the issuance of 3,000,000 restricted common shares as part of purchase price at $3.33 per share and 100,000 restricted common shares for a finder's fee at $3.33 per share.

 (4) Reflects a commission due on the transaction.

 (5) Reflects the reduction of goodwill by the net assets purchased at book value.

 (6) Eliminates common stock of subsidiary.

 (7) Reflects income tax benefit adjustment due to being able to file a con-solidated tax return with Genesis and expected future tax savings pro-duced by offsetting income from Genesis with the net operating loss carry-over of the Company.

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

              DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                    (A Development Stage Company)
             UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                       STATEMENT OF OPERATIONS
                    Year ended December 31, 1997

                                                 Pro Forma      Consolidated
                   Dynamic        GCCA*          Adjustments    Pro Forma
                   ____________   ____________   ____________   ____________
Net Sales         $   3,382,388  $           0  $              $   3,382,388
Management
 fee income          14,619,951        244,125                    14,864,076
Cost of sales         2,659,882              0                     2,659,882
                   ____________   ___________   _____________   ____________

GROSS PROFIT         15,342,457        244,125                    15,586,582

Selling and
 general and
 administrative
 expenses            11,342,791         26,792                    11,369,583
Depreciation and
 amortization         2,733,713              0                     2,733,713
Research and
 development          1,103,831              0                     1,103,831
Bad debts               590,125              0                       590,125
                   ____________   ____________   ____________   ____________
                     15,770,460         26,792                    15,797,252
                   ____________   ____________   ____________   ____________

NET OPERATING
 INCOME (LOSS)         (428,003)       217,333                      (210,670)

OTHER INCOME
 (EXPENSE)
 Interest income         89,323              0                        89,323
 Interest expense    (2,000,258)             0                    (2,000,258)
 Miscellaneous
  income                  8,003              0                         8,003
 Loss on disposal
  of equipment          (23,986)             0                       (23,986)
 Unrealized de-
  cline in invest-
  ment                 (383,247)             0                      (383,247)
                   ____________   ____________   ____________   ____________
                     (2,310,165)             0                    (2,310,165)

NET INCOME (LOSS)
 BEFORE INCOME
 TAXES AND
 MINORITY INTEREST   (2,738,168)       217,333                    (2,520,835)

INCOME TAX EXPENSE
 (BENEFIT)              807,678         13,000       (13,000)        807,678
                   ____________   ____________   ___________   _____________

NET INCOME (LOSS)
 BEFORE MINORITY
 INTEREST            (3,545,846)       204,333        13,000      (3,328,513)

MINORITY INTEREST             0              0                             0
                   ____________   ____________   ___________   _____________

NET INCOME (LOSS) $  (3,545,846) $     204,333  $     13,000  $  (3,328,513)

Net income (loss)
 per weighted
 average share    $        (.27)                              $        (.25)

Weighted average
 number of common
 shares used to
 compute net income
 (loss) per weigh-
 ted average share   13,057,008                                  13,057,008
                   ____________   _____________   ___________   ___________

    *Reflects activity for first quarter of 1997 (prior to acquisition) which is not included in the audited Statements of Operations shown at Page F-3.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     DYNAMIC ASSOCIATES, INC.



Date:  4/15/98           By: /s/ Jan Wallace
       -------               -----------------------------------
                             Jan Wallace, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:     4/15/98       By:  /s/ Jan Wallace
          ____________       ____________________________________________
                             Jan Wallace, President and Director


Date:     4/15/98       By:  /s/ Rainer Marquart
          ____________   ___________________________________________
                         Rainer Marquart, Director


Date:     4/15/98        By:  /s/ Elliot Smith
         ____________    ____________________________________________
                         Elliot Smith, Director


Date:    4/15/98         By:  /s/ William H. Means
         ____________    ___________________________________________
                         William H. Means, Director


Date:    4/15/98         By: /s/ Florian Homm
         ____________    ___________________________________________
                         Florian Homm, Director