Form 10QSB
period 1998-03-31
DYNAMIC ASSOCIATES INC
filed 1998-05-20
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1998

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to

Commission File Number 33-55254-03

                            DYNAMIC ASSOCIATES, INC.
        (Exact name of Small Business Issuer as specified in its charter)


         Nevada                                      87-0473323
(State or other jurisdiction of                      (IRS Employer
         incorporation )                              Identification No.)

7373 North Scottsdale Road, Suite B-169
Scottsdale, Arizona                                    85253
(Address of principal executive offices                (Zip Code)

Issuer's telephone number, including area code (602) 483-8700

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [U] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                              Outstanding as of
                           Class                              March 31, 1998

         $.001 par value Class A Common Stock                 14,223,929 shares

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that can be expected for the year ending December 31,1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The   Company   is   engaged   in    managing    the    operation    of
psychiatric/geriatric units for various hospitals through Genesis and GCCA, wholly owned subsidiaries.

         Management anticipates that the spin-off of P&H and MMC will provide the Company with a healthier cash flow as it will free the Company from carrying the financial burden of funding MMC. The Company's focus will be directed to furthering the growth of Genesis and GCCA. This will enable the Company to be better positioned in the healthcare market place.

         The Company completed the spin-off of MW Medical, Inc. ("MW Medical" or "MW") on March 11, 1998. MW Medical is the owner of P&H and MMC, each of which was a subsidiary of the Company until completion of the spin-off. MW Medical is a Nevada corporation incorporated on December 4, 1997. The Company distributed to the shareholders, one common share of MW Medical for each common share of the Company held by the shareholder. The distribution was completed on March 11, 1998 to shareholders of the Company of record on February 25, 1998. No consideration was paid by Dynamic shareholders for shares of MW Common Stock.

         In 1997, the Company issued Convertible Notes in Reliance on Regulation S to non U.S. persons. Each note is for $18,500.00 and bears interest at 10% per annum and is convertible into common stock of the Company at $3.50 per share. With the spin off of MMC and P&H March 11, 1998, the decline in material asset value of the Company resulted in the conversion price being lowered from $3.50 to $2.75. The notes mature September 16, 2006.

         The businesses of P&H and MMC are summarized as follows:

                  (A)      P&H Laboratories

                  P&H is engaged in the business of manufacturing various types of devices utilizing microwave technology. The devices include isolators, circulators, power monitor devices, filters, diplexers, switching diplexers, multi-junction circulators, microwave sub-systems and integrated packages and subsystems. P&H also provides special engineering services to customers with specific microwave technology requirements.

                  (B)      Microwave Medical Corp.

                  MMC is in the business of developing proprietary technology relating to the use of microwave energy for medical applications. MMC has a patent pending entitled, "Method and Apparatus for Treating Subcutaneous Histological Features" which focuses on the application of microwave energy to the treatment of spider veins and for use in hair removal. MMC has no revenues and has not completed development of its technology.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1998, the Company had $911,161 in cash and cash equivalents. The Company incurred a loss of $.02 per share after deducting $651,294 for amortization of goodwill and depreciation. The cost of goodwill and debt cost amortization is approximately $.05 per share. Cash flow generated from operations was approximately $.03 per share.

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

RESULTS OF OPERATIONS

The financial statements present the activities of the Company, Genesis and GCCA. Financial information on MMC and P&H has been omitted due to the spin-off to MW Medical.

During the three months ended March 31, 1998, management fees of $45,000 were paid compared to $90,000 for the same period in 1997. The Company's President received $45,000 and the Company's Secretary/Treasurer received or was accrued the amount of $32,867.

Net loss for the three months ended March 31, 1998 was $2,727,268 compared to a loss of $335,838 for the same period in 1997. The net loss is $.19 per share for the quarter. A charge for amortization of goodwill and depreciation of $651,294 was incurred in the period which represents $.05 per share. The Company generated from operations a positive cash flow of $.03 per share. Net loss for the period is due largely to the write off of debts of our former subsidiaries; Microwave Medical Corp., and Microwave Medical GmBH.

Management fee income was $3,722,506 for the three months ended March 31, 1998 compared to $3,453,000 for the same period in 1997. This is a 7.8% increase from 1997.

Net sales for the three months ended March 31, 1998 was $0, compared to $900,233 for the same period in 1997. Cost of sales for the three months ended March 31, 1998 was $0 compared to $658,147 for the same period in 1997. Due to the spin off of P&H Laboratories on March 11, 1998 to MW Medical, Inc., the Company currently only earns management fee income and no sales income.

Selling and general and administrative expenses for the three months ended March 31, 1998 were $3,112,905 compared to $2,591,979 for the same period in 1997.

Research and development expenses incurred by the former subsidiaries, Microwave Medical Corp. and Microwave Medical GmBH are no longer included in the financials of the Company, since the spin off of March 11, 1998. For the three months ended March 31, 1997 these costs were $203,620.

Depreciation and amortization expenses for the three months ended March 31, 1998 were $651,294 compared to $654,521 for the same period in 1997.

Interest expense for the three months ended March 31, 1998 were $472,115 compared to $489,277 for the same period in 1997. Interest expense is incurred to the Convertible Note Holders of the Company.

                                       PART II - OTHER INFORMATION

Item 5. Other Information

Genesis Health Management Corporation (Genesis)

In December 1996, the Company purchased 100% of the outstanding common stock of Genesis for $25,373,000. Of the purchase price, $15,050,000 was paid in cash or notes and accounts payable and $10,323,000 was paid by issuing 3,100,000 shares of the Common Stock of the Company at a value of $3.33 per share. The note issued in connection with the acquisition of Genesis was paid in full on March 3, 1997. Genesis had been operating in Louisiana for 3 years prior to the purchase by the Company. Genesis is in the business of managing and operating psychiatric/geriatric units in various hospitals (both in-patient and out-patient). At March 31, 1998, Genesis had 22 contracted units. Genesis has contracts with hospitals in the states of Louisiana, Arkansas, Mississippi and Tennessee.

Geriatric Care Centers of America, Inc. (GCCA)

On March 13, 1997, Geriatric Care Centers of America ("Geriatric"), a corporation organized pursuant to the laws of the state of Tennessee, merged with Geriatric Care Centers Acquisition Corporation, for $500,000 in cash and 150,000 shares of Common Stock of the Company. The surviving corporation is Geriatric Care Centers of America, Inc. ("GCCA"), with its registered office at 1613 Jimmie Davis Highway, Bossier City, Louisiana, 71112. The Company owns 100% of GCCA. GCCA is also in the business of managing and operating psychiatric/geriatric units in hospitals. At March 31, 1998, GCCA had 3 operating units. The financial statements at March 31, 1997 do not include any income or expenses for GCCA as it was acquired late in the quarter.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  99-1 Financial Statements as of March 31, 1998
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None





                       THIS SPACE INTENTIONALLY LEFT BLANK

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DYNAMIC ASSOCIATES, INC.



DATED: May 20, 1998       /S/ Grace Sim
        --------            -------------
                            Grace Sim, Secretary/Treasurer

                                 SMITH & COMPANY
                          A PROFESSIONAL CORPORATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS

MEMBERS OF:                                  10 WEST 100 SOUTH, SUITE 700
AMERICAN INSTITUTE OF                        SALT LAKE CITY, UTAH 84101
     CERTIFIED PUBLIC ACCOUNTANTS            TELEPHONE:       (801) 575-8297
UTAH ASSOCIATION OF                          FACSIMILE:       (801) 575-8306
     CERTIFIED PUBLIC ACCOUNTANTS            E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Shareholders
Dynamic Associates, Inc.

The accompanying balance sheet of Dynamic Associates, Inc. as of March 31, 1998, and the related statements of operations, and cash flows for the three months ended March 31, 1998 and 1997, and statement of shareholders' equity for the three months ended March 31, 1998 were not audited by us and, accordingly, we do not express an opinion on them.


                                   /S/ Smith & Company
                                 CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
May 13, 1998

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                 March 31,
                                                                                                   1998
                                                                                          ----------------------
ASSETS
     CURRENT ASSETS
       Cash                                                                               $              911,161
       Accounts receivable (less allowance for doubtful accounts of $1,580,050)                        4,339,764
       Other receivables                                                                                 113,315
       Prepaid expense and other current assets                                                           33,445
       Deferred Tax Benefit                                                                              300,000
                                                                                          ----------------------
                                                                  TOTAL CURRENT ASSETS                 5,697,685

     PROPERTY, PLANT & EQUIPMENT                                                                         314,564

     OTHER ASSETS
       Deferred debt issue costs (less amortization of $237,781)                                       1,481,076
       Investment - restricted stock                                                                      15,000
       Goodwill (less amortization of $3,354,040)                                                     21,503,735
       Deposits                                                                                              410
                                                                                          ----------------------
                                                                                                      23,000,221
                                                                                          ----------------------

                                                                                          $           29,012,470
                                                                                          ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
       Accounts payable                                                                   $              317,349
       Accrued expenses                                                                                  578,349
       Current portion of long-term debt                                                                  22,167
       Income taxes payable                                                                               45,000
       Accrued interest payable                                                                          349,346
                                                                                          ----------------------
                                                             TOTAL CURRENT LIABILITIES                 1,312,211

LONG-TERM DEBT                                                                                            22,607
CONVERTIBLE NOTES                                                                                     17,001,500
                                                                                          ----------------------
                                                                                                      17,024,107
                                                                                          ----------------------
                                                                     TOTAL LIABILITIES                18,336,318

     STOCKHOLDERS' EQUITY Common stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding 14,223,929 shares                                                         14,224
       Additional paid-in capital                                                                     18,512,330
       Retained deficit                                                                               (7,850,402)
                                                                                          ----------------------
                                                            TOTAL STOCKHOLDERS' EQUITY                10,676,152
                                                                                          ----------------------

                                                                                          $           29,012,470
                                                                                          ======================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                  1998                1997
                                                                           ------------------  -----------------
Net sales                                                                  $                0  $         900,233
Management fees                                                                     3,722,506          3,453,000
Cost of sales                                                                               0            658,147
                                                                           ------------------  -----------------

                                                           GROSS PROFIT             3,722,506          3,695,086

Selling and General & administrative expenses                                       3,112,905          2,591,979
Depreciation and amortization                                                         651,294            654,521
Research and development                                                                    0            203,620
Bad debts                                                                             250,000                  0
                                                                           ------------------  -----------------
                                                                                    4,014,199          3,450,120
                                                                           ------------------  -----------------

                                            NET OPERATING INCOME (LOSS)              (291,693)           244,966

OTHER INCOME (EXPENSE)
     Interest income                                                                    9,653             23,587
     Interest expense                                                                (472,115)          (489,277)
     Miscellaneous income                                                                   0              3,072
     Bad debts - former subsidiaries                                               (2,169,806)                 0
     Disposition of subsidiaries                                                      256,493                  0
     Unrealized increase (decrease) in investment                                     (14,800)            31,400
                                                                           ------------------  -----------------
                                                                                   (2,390,575)          (431,218)
                                                                           ------------------  -----------------
                                               NET (LOSS) BEFORE INCOME
                                            TAXES AND MINORITY INTEREST            (2,682,268)          (186,252)

INCOME TAX EXPENSE                                                                     45,000            137,785
                                                                           ------------------  -----------------

                                                      NET (LOSS) BEFORE
                                                      MINORITY INTEREST            (2,727,268)          (324,037)

MINORITY INTEREST                                                                           0             11,801
                                                                           ------------------  -----------------

                                                             NET (LOSS)    $       (2,727,268) $        (335,838)
                                                                           ==================  =================

Net (loss) per weighted average share                                      $             (.19) $            (.03)
                                                                           ==================  =================

Weighted average number of common shares used to compute
     net (loss) per weighted average share                                         14,068,373         12,353,511
                                                                           ==================  =================


                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock                   Additional
                                               Par Value $.001                   Paid-In            Retained
                                         Shares              Amount              Capital             Deficit
                                    -----------------  ------------------  ------------------  -----------------
Balances at 12/31/97                       13,973,929  $           13,974  $       18,262,580  $      (5,123,134)
   Sale of common stock (S-8)
     at $1.00 per share                       250,000                 250             249,750
Net loss for quarter                                                                                  (2,727,268)
                                    -----------------  ------------------  ------------------  -----------------

Balances at 3/31/98                        14,223,929  $           14,224  $       18,512,330  $      (7,850,402)
                                    =================  ==================  ==================  =================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three months ended March 31,
                                                                                  1998                1997
                                                                           ------------------  -----------------
OPERATING ACTIVITIES
   Net (loss)                                                              $       (2,727,268) $        (335,838)
   Adjustments to reconcile net (loss) to cash used by operating activities:
       Depreciation and amortization                                                  701,217            702,730
       Minority interest                                                                    0             11,801
       Book value of spun-off subsidiaries                                          1,743,312                  0
       Adjustment for Investment received as interest income                                0              5,000
       Unrealized change in investment                                                 14,800            (31,400)
       Deferred taxes                                                                       0             11,500
   Changes in assets and liabilities:
       Accounts receivable                                                           (707,697)          (481,778)
       Inventories                                                                          0             (3,537)
       Prepaid expenses and other                                                       5,983            (10,443)
       Accounts payable and accrued expenses                                         (356,467)          (732,324)
       Income taxes payable                                                          (208,328)            63,335
                                                                           ------------------  -----------------

                                NET CASH USED BY OPERATING ACTIVITIES              (1,534,448)          (800,954)

INVESTING ACTIVITIES
   Loans to related parties and accrued interest                                            0            (12,445)
   Loan - other                                                                        (9,014)                 0
   Purchase of equipment                                                               (4,980)          (137,004)
   Deposits                                                                           (11,496)           (17,429)
   Goodwill                                                                                 0           (500,000)
   Deferred debt issue costs                                                                0           (340,356)
                                                                           ------------------  -----------------

                                NET CASH USED BY INVESTING ACTIVITIES                 (25,490)        (1,007,234)

FINANCING ACTIVITIES
   Cash from (to) subsidiaries                                                       (387,982)            41,518
   Principal payments on debt                                                          (7,093)        (3,169,149)
   Proceeds from sale of common stock                                                 250,000            317,000
   Capital raising costs                                                                    0             (3,000)
   Convertible note proceeds                                                                0          3,811,000
                                                                           ------------------  -----------------

                                             NET CASH PROVIDED (USED)
                                              BY FINANCING ACTIVITIES                (145,075)           997,369
                                                                           ------------------  -----------------

                                DECREASE IN CASH AND CASH EQUIVALENTS              (1,705,013)          (810,819)

Cash and cash equivalents at beginning of period                                    2,616,174          3,447,019
                                                                           ------------------  -----------------

                           CASH AND CASH EQUIVALENTS AT END OF PERIOD      $          911,161  $       2,636,200
                                                                           ==================  =================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                                  $          864,838  $         298,420
   Cash paid for income taxes                                                         253,768             62,950

During 1997, the Company issued 150,000 shares of its restricted common stock as part of the acquisition of GCCA. The transaction has been recorded at $300,000.

During 1998, the Company purchased a vehicle in the amount of $16,943 by incurring a loan in the same amount.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                          Quarter ended March 31, 1997
                                   (Unaudited)

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

   (2) Not included on page F-3 since acquisition was made late in the quarter.