Form 10KSB/A
period 1997-12-31
DYNAMIC ASSOCIATES INC
filed 1998-06-05
CIK 878146

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10KSB/A

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

7373 NORTH SCOTTSDALE ROAD, SUITE B169
SCOTTSDALE, ARIZONA                                                      85253
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:   (602) 483-8700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:  NONE

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Revenues for 1997 were $18,002,339.

As of April 27, 1998, the estimated market value of the voting stock held by non-affiliates of the registrant, based upon an estimate of the market price at $.71875, was $5,950,480.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                          Outstanding as of February 26, 1998
-----------------------------------         -----------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                    14,223,929 SHARES

PART I

ITEM 1.           Business.

Overview

                  Dynamic Associates, Inc., a Nevada corporation (the "Company" or "Dynamic") was incorporated on July 20, 1989 for the purpose of developing venture businesses. Dynamic was previously a development stage company through 1995. Through acquisitions, Dynamic has become a holding company for a variety of entities as detailed below. The Company operates two health care management businesses specializing in geriatric and psychiatric care through its other wholly owned subsidiaries, Genesis Health Management Corporation ("Genesis") and Geriatric Care Centers of America ("GCCA").

The Company formerly owned two microwave technologies subsidiaries, P&H Laboratories, Inc. ("P&H"), a microwave research and production company, and Microwave Medical Corp.("MMC"), which develops microwave technology for various medical treatments. As of March 11, 1998, the Company has spun off MMC and P&H to a newly incorporated Nevada Corporation, MW Medical, Inc. ("MW" or "MW Medical"). The spin-off was completed by the distribution of MW shares to all Dynamic shareholders on record (the "Record Date") as of the close of business on February 25, 1998. Each such holder received one share of MW Common Stock for every one share of Dynamic common stock held on the Record Date. (See Section on Spin Off)

The Company's executive offices are located at 7373 North Scottsdale Road, Suite B169, Scottsdale, Arizona 85253, its telephone number at this location is (602) 483-8700 and the telefax number is (602) 443-1235. Jan Wallace is the current President and a Director, Grace Sim is the Secretary/Treasurer, Dr. Rainer Marquart, William H. Means, Jr., Florian Homm and Elliot Smith are Directors.

Genesis Health Management Corporation

         The Company entered into an Acquisition Agreement on August 1, 1996 to acquire 100% of Genesis Health Management Corporation, ("Genesis"), of Bossier City Louisiana, for $15,000,000.00, and 3,000,000 common shares of stock of the Company. The final agreement provided that the Company pay $12,000,000.00, issue a Promissory Note for $3,000,000.00 and issue 3,000,000 shares of common stock of the Company. The Promissory Note, (including interest) was paid in full on March 3, 1997. Genesis is in the business of managing and operating both in-patient and out-patient geriatric and psychiatric units in various hospitals. Genesis manages and operates 22 geriatric and psychiatric units in various hospitals on both an in-patient and out-patient basis.

Geriatric Care Centers of America, Inc. (GCCA)

     On March 13, 1997, Geriatric Care Centers of America ("Geriatric"), a corporation organized pursuant to the laws of the state of Tennessee, merged with Geriatric Care Centers Acquisition Corporation, for $500,000 in cash and 150,000 shares of Common Stock of the Company. The surviving corporation is Geriatric Care Centers of America, Inc. ("GCCA"), with its registered office at 1613 Jimmie Davis Highway, Bossier City, Louisiana, 71112. The Company owns 100% of GCCA. GCCA is also in the business of managing and operating psychiatric/geriatric units in hospitals. At December 31, 1997, GCCA had four (4) operating units.

Narrative Description of Business

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

         Genesis's Senior Care Program provides comprehensive care for elderly patients experiencing acute psychiatric disorders, cognitive impairment and age-related psychological difficulties while concurrently encouraging resolution of medical problems contributing to or inhibiting the resolution of acute care emotional or psychiatric problems. This program targets higher-functioning patients with acute emotional problems, allowing the therapeutic milieu to be effective, as opposed to focusing on lower-functioning patients (who only require medication management). This method achieves maximum therapeutic results after 10-18 days of treatment. Senior Care Units are allowed to treat patients with higher medical acuity than regular geriatric-psychiatric programs, thus producing higher ancillary costs while providing a higher standard of care for the patients.

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

Spin Off

         The Company has completed the spin-off of MW Medical, Inc. effective March 11, 1998. MW Medical is the owner of P&H and MMC, each of which was a subsidiary of the Company until completion of the spin-off. MW Medical is a Nevada corporation incorporated on December 4, 1997.
The businesses of P&H and MMC are summarized as follows:

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

         MW Medical acquired each of P&H and MMC pursuant to a Contribution Agreement, Plan and Agreement of Reorganization and Distribution between Dynamic and MW Medical, dated as of March 11, 1998 ("Contribution Agreement"). Under the terms of the Contribution Agreement, the Company transferred to MW Medical the following assets in consideration for the issue by MW Medical of 14,223,929 common shares of MW Medical:

                  (A) all of the shares of P&H;

                  (B) all of the shares of MMC;

                  (C) all shareholders loans of P&H and MMC to the Company;
                      and

                  (D) the agreement of the Company to provide initial funding in the amount of $200,000.

         The spin-off was completed by the distribution by the Company to the shareholders of the Company of one common share of MW Medical for each common share of the Company held by the shareholder. The distribution was completed on March 11, 1998 to shareholders of the Company of record on February 25, 1998. No consideration was paid by Dynamic shareholders for shares of MW Common Stock.

     There is no current trading market for MW Common Stock. The Company anticipates that

MW Medical will make application for listing of its shares on the National Association of Securities Dealers Automated Quotations System (NASDAQ), as a Bulletin Board Company security.

ITEM 2.           Properties

Dynamic Associates

     Dynamic is headquartered in leased office premises at 7373 North Scottsdale Road, Suite B169, Scottsdale, Arizona 85253. The lease arrangement is for an additional two years. The Company owns no other property.

Genesis Health Management Corporation

         The head office for Genesis is located at 1613 Jimmie Davis Highway, Suite No. 1, Bossier City, Louisiana,71112. The Genesis head office is approximately 3,000 square feet and is leased for a period of two years. Genesis is in the business of managing and operating geriatric and psychiatric units for various hospitals in the southern United States. The business is ongoing and certain financial information is provided under Item 7.

Geriatric Care Centers of America

The head office for GCCA is located within the offices of Genesis at 1613 Jimmie Davis Highway, Suite No. 1, Bossier City, Louisiana,71112. GCCA is also in the business of managing and operating geriatric and psychiatric units, mostly in hospitals situated in Tennessee.

ITEM 3.           Legal Proceedings.

         The Company and any of its subsidiaries and any of their property, are not involved in any material pending legal proceeding. At this time, neither the Company, nor any of its subsidiaries, have any material bankruptcy, receivership, or similar proceeding pending.

ITEM 4.           Submission of Matters to a Vote of Security Holders.

         At the Annual Shareholders Meeting, the following items were voted and approved: (1)the Directors are to serve for a one year period (2) The Articles of Incorporation were amended to provide for indemnification of the Officers, Directors and Agents of the Company to the fullest extent under Nevada Law (3) The 1997 Stock Option Plan, which was cancelled in December 1997 (4) the appointment of Smith & Company as the independent auditor of the Company (5) the new Bylaws of the Company.

No other matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1997.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholders Matters.

         The Company's common stock is listed on the NASDAQ-OTC system, under the trading symbol "DYAS". The common stock is also listed on the Frankfurt and Berlin Exchanges in Germany, under the trading symbol "DYA".

The following table lists the high and low sales prices for the common stock of the company during the two most recent fiscal years:

NASDAQ-OTC

                                        High Sales Price         Low Sales Price
         1997     First Quarter         $        4.38             $        2.69
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

ITEM 6. Management's Discussion and Analysis or Plan of Operation.

         This discussion covers the years 1995 through 1997, the years in which the Company had operations and was doing business. Prior to that time the Company was a development stage company and was not engaged in any substantial business.

         During the year the Company sold 1,022,600 shares of stock pursuant to S-8 at $1.00 per share, issued 150,000 shares of restricted stock at $2.00 per share in connection with the Geriatric Care Centers of America, Inc. acquisition, issued 428,142 shares of stock pursuant to Regulation S in order to retire debt of $1,498,500 and issued 214,287 shares of restricted stock at $3.50 per share for the remaining 50% of P&H.

         The Company issued 919 Convertible Notes in Reliance on Regulation S to non U.S. persons in its fiscal year ended December 31, 1996. Each note is for a principal amount $18,500.00 and bears interest at 10% per annum and is convertible into common stock of the Company at $3.50 per share. The Company has agreed to lower the conversion from $3.50 to $2.75 to reflect the spin off of MMC and P&H on February 25, 1998. The notes mature September 16, 2006. The proceeds were used to acquire Genesis Health Management Corporation and provided the Company with the additional capital as detailed in the attached financial statements. The Notes may be redeemed by the Company at any time after September 15, 1997 with payment to the holder of the principal, accrued interest and a premium of 10% reduced to 0% by the year 2005. The Company is obligated to make interest payments to the investors, semi-annually until the Notes are either converted or redeemed.

         During 1997 the Company exercised its option to purchase the remaining 50% interest in P&H. The original option to purchase the interest for $1,000,000 was modified to $750,000 and was exercised by issuing 214,287 shares of restricted stock at an agreed value of $3.50 per share.

         During 1997 the Company accepted 507,971 shares of restricted common stock of Claire Technologies, Inc. ("Claire") as payment in full for $409,447 in principal and interest due from Claire. Claire has some of the same Officers and Directors as the Company.

         During 1997 the Company fully paid a loan of $3,000,000 due to the former owners of Genesis. The final payment was made March 3, 1997. The subsidiary of the Company also paid $150,000 to a bank in January, 1997. Also during 1997 a subsidiary of the Company took out an additional bank loan with a balance as of December 1997 of $347,303. This loan is payable monthly with interest only to be paid until May 1998. As of December 31, 1997 P& H was not in compliance under the covenants of the loan, and on March 2, 1998 the bank waived such events of noncompliance.

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

         The Gross Profit (sales and management fees less cost of sales) for the year ended December 31, 1997 was $15,342,457 resulting in an operating loss of $428,003 for the year. As detailed in the financial statements, additional expenses caused the net loss before income taxes and minority interest to be $2,738,168 for the year versus a loss of $1,577,671 for the previous year. After factoring in the income tax expense the net loss increased to $3,545,846.

     Net  Sales  decreased  to  $3,382,388  in 1997  from  $3,395,098  in  1996.
Management Fees
increased from $1,122,500 to $14,619,951 in 1997. The increase in Management Fees resulted from the profitable acquisition of Genesis and GCCA. The Net Sales decrease resulted from a drop in sales at P&H and a corresponding increase in the cost of sales from $2,496,997 to $2,659,882.

         Gross Profit rose to $15,342,457 in 1997,  from $2,020,601 in 1996 as a result of income generated from the health care sector of the business.

         Cost of Sales. Increased costs in manufacturing and raw materials reduced net sales and increased cost of sales from $2,496,997 in 1996 to $2,659,882 in 1997.

     RESEARCH AND DEVELOPMENT. Research and development is paid for by P&H customers in the form of "non-recurring engineering" or "development" and are expensed to "cost of sales". Research and development costs shown on the statements of operations relate to costs incurred by Microwave Medical Corp. and MMC GmBH.

         SALES, GENERAL AND ADMINISTRATIVE EXPENSES. The sales, general and administrative expenses increased to $11,342,791 in 1997 from $2,474,457 in 1996. This increase is attributed to higher operating costs pertaining to the new acquisitions, namely Genesis and GCCA.

         OTHER INCOME/EXPENSE. The Company reported net interest/expense income, miscellaneous income, loss on disposal of equipment and unrealized decline in investment of $2,310,165 for 1997, compared to $204,738 for 1996. This is due primarily to the increase in the interest expense to service the convertible note used for the acquisition of Genesis.

         LIQUIDITY AND CAPITAL RESOURCES. Working capital was $5,760,748 at December 31, 1997 compared to $2,266,990 at December 31, 1996. The increase arises from the profitability of Genesis and GCCA.

         IMPACT OF SPIN-OFF. The financial statements for the year ending December 31, 1997 reflect the operating results of the Company during a period when the financial statements of each of P&H and MMC were consolidated with the financial statements of the Company. Each of P&H and MMC is no longer a subsidiary of the Company. The unaudited financial results of each of P&H and MMC to March 31, 1998, the fiscal quarter end in which the distribution of MW Medical to the shareholders of the Company occurred, will be included as pro forma information in the financial statements of the Company for the year ended December 31, 1998.

         Management of the Company anticipates that the spin-off of P&H and MMC will provide the Company with a healthier cash flow as it will free the Company from carrying the financial burden of funding MMC. The Company's focus will be directed to furthering the growth of Genesis and GCCA. This will enable the Company to be better positioned in the healthcare market place.

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

Name                                Age              Position
----                                ---              --------
Jan Wallace                         42               President, Director
Grace Sim                           37               Secretary-Treasurer
Florian Homm                        39               Director
Dr. Rainer Marquart                 42               Director
William H. Means, Jr.               42               Director
Elliot Smith                        64               Director

Jan Wallace is a Director, President and Chief Operating Officer of the Company. Ms. Wallace has been employed by the Company since April 1995, when she was elected to the Board of Directors and accepted the position of Chief Operating Officer. Ms. Wallace was previously Vice President of Active Systems, Inc. a Canadian Company specializing in SGML Software an ISO standard in Ottawa, Ontario. Prior to that she was President and Owner of Mailhouse Plus, Ltd., an office equipment distribution company which was sold to Ascom Corporation. She has also been in management with Pitney Bowes-Canada and Bell Canada where she received its highest award in Sales and Marketing. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics. Ms. Wallace is also an officer and director of Claire Technologies, Inc.

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

Florian Homm has been in the investment management and banking businesses for over fifteen years, much of it in senior management positions with firms such as Merrill Lynch, Fidelity Management and Research, Bank Julius Bar and Tweedy, Browne in London, New York, Boston and Frankfurt. Mr. Homm is Managing Partner of Value Management and Research GmbH in Germany, a firm specializing in investment management and corporate financial services. VMR includes amongst its fund management clients highly regarded institutional investors as well as European blue chip companies and fast growing corporations in North America and Europe. Mr. Homm is an honors graduate in Economics from Harvard College. He received his Master of Business Administration degree from Harvard Business School. Mr. Homm is a Board Member of the European Association of Securities Dealers (EASD), on the board of a number of public companies, has received several investment awards and has published extensively on a wide range of financial topics.

Dr. Rainer Marquart is a Director of Dynamic Associates, Inc. and President of Microwave Medical Corporation. Dr. Marquart has been employed by the Company since October 1997. Dr. Marquart was previously Member of the Board of the second biggest PC Retail company in Europe and was responsible for $600 million in sales. Prior to that, he ran a consulting company with offices in Munich, Zurich and Vienna. This company specialized in reorganization of medium-sized companies and start up management. Dr. Marquart was also a manager with the Boston Consulting Group for 4 years. Dr. Marquart obtained a Ph.D. in Chemical Engineering from the Technical University in Darmstadt, Germany

Elliot Smith is a Director of the Company. Mr. Smith has held a variety of senior management-level positions in some of the world's most prestigious financial institutions during the past 40 years. Mr. Smith began a 29 year career with Prudential Bache in 1954 when he was hired as a Registered Representative in its Syracuse, New York office. By 1973, Mr. Smith was elected to the Board of Directors of Bache & Company Inc. In 1977, he was named Senior Officer of Commodity Division and Metal Company and in 1980, was elected President of Bach Haley Stuart Metal Company Inc. On leaving Prudential-Bache in 1983, Mr. Smith served as Executive Vice President at R. Lewis Securities, Inc., located in New York City and from 1983 to 1995, was President of Whale
Securities Company, L.P., in New York. Since 1995, Mr. Smith has served as President of the Equity Division of Rickel & Associates, Inc., an investment company. Mr. Smith has also been elected to the Boards of The Pennington School and Jullians Corporation. He is a former Member and Director of the Chicago Board of Options Exchange; Governor of the American Stock Exchange(AMEX); Governor and Chairman of the AMEX Commodities Exchange; Director and Member of the Executive Committee of the Securities Industry Automation Corp. and a past President of the Association of Investment Brokers. Mr. Smith is currently a Managing Director at Oscar Gruss & Son, Inc.

Grace Sim has been the Secretary/Treasurer of Dynamic Associates, Inc. since October 10, 1997. Ms. Sim joined Dynamic in January 1997. Prior to joining Dynamic, Ms. Sim owned an accounting consulting company in Ottawa, Ontario, Canada. Ms. Sim received her Bachelor of Mathematics with honors from the University of Waterloo in Waterloo, Ontario. She is also an Officer in Claire

Technologies, Inc., a company which files annual reports pursuant to the Securities Exchange Act of 1934.

ITEM 10.          Executive Compensation.

                                               Annual Compensation Table

                                  Annual Compensation                  Long Term Compensation
                                                     Other    Restricted
                                                    Annual      Stock       Options/*     LTIP         All Other
Name         Title      Year    Salary  Bonus    Compensation  Awarded      SARs (#)   payouts ($)   Compensation
----         -----      ----  --------- -----    ------------  -------      --------   -----------   ------------
Jan Wallace  President, 1997  $ 145,000 $   0          10,361        0       150,000             0              0
               CEO,
               Director

Grace Sim    Secretary/ 1997  $  87,333 $   0               0        0             0             0              0
               Treasurer

Florian Homm Director   1997  $       0 $   0           9,611        0       200,000(1)          0              0

Elliot Smith Director   1997  $       0 $   0           3,250        0       100,000             0              0

William H.
 Means, Jr.  Director   1997  $ 150,000 $   0          10,361        0             0             0              0

Dr. Rainer
Marquart     Director   1997  $  70,000 $   0               0        0       200,000             0              0

         There can be no assurance that the amounts of compensation actually paid, or the persons to whom it is paid for 1998, will not differ materially from the above 1997 amounts.

         (1) Exercised in 1997.

*Options

         The following options were granted to directors and officers of the Company. Most of the options were granted when the Company did not publicly trade and no monetary value had been attributed to the granting of the options. The stock options are at a price of $1.00 per share.

                        Date            Date                         Expiration
                      Granted          Issued            Number         Date
 Jan Wallace           4/9/96           4/9/96           150,000         4/9/99
 Logan Anderson        4/9/96           4/9/96           150,000         4/9/99
 Logan Anderson        4/9/96           10/4/96          255,000        10/4/99
 Florian Homm          4/9/96           4/9/96           100,000         4/9/99
 Florian Homm          4/9/96           9/16/96          100,000        9/16/99
 Herb Capozzi          4/9/96           4/9/96           100,000         4/9/99
 Craig Hurst           4/9/96           4/9/96           200,000         4/9/99
 Harry Moll            4/9/96           4/9/96           270,000         4/9/99
 Elliot Smith          8/1/97           8/1/97           100,000       8/1/2002
 Rainer Marquart       1/29/98          1/29/98          100,000      1/29/2003

1. The following options have been exercised in 1996 or 1997:

                           Logan Anderson                 200,000
                           Florian Homm                   200,000
                           Herb Capozzi                   20,000
                           Craig Hurst                    133,600
                           Harry Moll                     120,000

Dr. Rainier Marquart has 100,000 options which were granted September 30, 1997 with an exercise price of $2.25 per share and an expiration date of September 30, 2002.

Some, if not all, of the remaining options held by Messrs. Anderson, Capozzi, and Hurst have or will be cancelled as the parties have left the Company.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, as of December 31, 1997, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and by each director and officer as a group, consisting of:

                                            Number of Shares
       Class    Name and Address                 to be              Projected
                of Beneficial Owner         Beneficially Owned  Percent of Class
Class A Common  Cede & Co.                        5,767,716              40.41%
                P.O. Box 222
                Bowling Green Station
                New York, NY  10274 - 0000
Class A Common  Vickie T. Lucky                   2,370,000              16.60%
                1613 Jimmie Davis Hwy.
                Suite #1&2
                Bossier City, LA  71112
Class A Common  Jan Wallace                         550,000(2)            3.85%
                (President & Director)
                6929 East Cheney
                Paradise Valley, AZ 85253
Class A Common  Billy Means, Jr. (Director)          30,000               0.21%
                1613 Jimmie Davis Hwy.
                Suite #1&2
                Bossier City, LA  71112
Class A Common  Harry C. Moll                     1,395,000(1)            9.77%
                PO Box 836
                Anderson Square Bldg.
                Sheddon Road
                Georgetown, Grand Cayman
Class A Common  Brant Investments Limited         1,600,000              11.21%
                BH Level Royal BK Plaza
                200 Bay Street
                Toronto, Ontario
Class A Common  Grace Sim                                 0               0.00%
                (Secretary/Treasurer)
                7373 North Scottsdale Road,
                Suite B169
                Scottsdale, AZ 85253

                                             Number of Shares
       Class     Name and Address                to be               Projected
                of Beneficial Owner         Beneficially Owned  Percent of Class
Class A Common  Florian Homm                              0              0.00%
                (Director)
                7373 North Scottsdale Road,
                Suite B169
                Scottsdale, AZ 85253
Class A Common  Dr. Rainier Marquart                200,000(3)           1.35%
                (Director)
                7373 North Scottsdale Road,
                Suite B169
                Scottsdale, AZ 85253
Class A Common         Elliot Smith                 150,000(4)           1.01%
                (Director)
                7373 North Scottsdale Road,
                Suite B169
                Scottsdale, AZ 85253
Class A Common  All officers and directors          930,000              6.27%
                as a group (6 persons)

                (1) Includes 5,000 shares owned by SSM, Ltd. which is controlled by Mr. Moll and 150,000 options held by Mr. Moll.
                (2) Includes 150,000 options held by Ms. Wallace.
                (3) Includes 200,000 options held by Dr. Marquart.
                (4) Includes 100,000 options held by Mr. Smith.

ITEM 12.          Certain Relationships and Related Transactions.

         During 1997 $145,000 was paid to the Company's President, and $87,733 was paid or accrued to the current Secretary/Treasurer. The President of MMC, who is also a Director of the Company was paid $70,000 in 1997.

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

         For 1998, it is projected that the Company's President will receive $15,000 monthly and the Secretary will receive $8,000 monthly. In addition, one officer will receive $15,000 per month. Genesis has the following commitments: the President will receive $102,667 through November, 1998. The Financial Reimbursement Specialist will receive $71,867 through November, 1998. The Senior Vice President for Operations will receive $184,800 through November, 1998. A Consultant's contract was fully paid out for $210,000 in March 1998.

         Future scheduled payments under these employment related commitments are to provide $1,145,334 by December 31, 1998,

         Dynamic leases vehicles under operating leases expiring through 2000. The future minimum lease payments are as follows:

                  Year Ending
         December 31, 1998                  $        10,654
         December 31, 1999                           10,654
         December 31, 2000                            7,840
                                            ----------------
                                            $        29,148

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

         Rental expense for the year ended December 31, 1997 was $253,868 ( $203,299 in 1996 and $4,947 in 1995) which includes $7,298 paid by MMC to P & H ($7,120 in 1996).

                                     PART IV

ITEM 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following financial statements, financial statement schedules and supplementary date are included:

         F-1   Independent Auditor's Report

         Financial Statements:

         F-2      Consolidated Balance Sheets - December 31, 1997 and 1996

                  F-3 Consolidated Statements of Operations - Years Ended December 31, 1997, 1996, and 1995.

         F-4 Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1997, 1996, and 1995.

                  F-5 Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996, and 1995.

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

                         DYNAMIC ASSOCIATES, INC.



Date: 5/29/98            By:      /s/ Jan Wallace
                             Jan Wallace, President and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: 5/29/98            By:      /s/ Jan Wallace
                            Jan Wallace, President and Director


Date: 5/29/98            By:      /s/ Rainer Marquart
                            Rainer Marquart, Director


Date: 5/29/98            By:      /s/ Elliot Smith
                            Elliot Smith, Director


Date: 5/29/98            By:      /s/ William H. Means
                            William H. Means, Director


Date: 5/29/98            By:    /s/ Florian Homm
                            Florian Homm, Director