Form 10QSB
period 1998-06-30
DYNAMIC ASSOCIATES INC
filed 1998-08-18
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                              Outstanding as of June 30, 1998
------------------------------------            -------------------------------
$.001 par value Class A Common Stock                     14,223,929 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The  Company  is  engaged  in  managing  the   operations   of
psychiatric/geriatric units for various hospitals through Genesis and GCCA, its wholly owned subsidiaries.

         The Company completed the spin-off of MW Medical, Inc. ("MW Medical" or "MW") on March 11, 1998. MW Medical is the owner of P&H and MMC, each of which were subsidiaries of the Company until completion of the spin-off. MW Medical is a Nevada corporation incorporated on December 4, 1997. The Company distributed to the shareholders, one common share of MW Medical for each common share of the Company held by the shareholder as of the record date of February 25, 1998. No consideration was paid by Dynamic shareholders for shares of MW Common Stock.

         In 1997, the Company issued Convertible Notes in Reliance on Regulation S to non U.S. persons. Each note is for $18,500.00 and bears interest at 10% per annum and is convertible into common stock of the Company at $3.50 per share. With the spin off of MMC and P&H March 11, 1998, the material asset value of the Company resulted in the conversion price to be lowered from $3.50 to $2.75. The notes mature September 16, 2006.


LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had $1,391,374 in cash and cash equivalents. For the six months ending June 30, 1998 the Company generated a loss of $.20 per share after deducting $1,403,154 for amortization of goodwill and debt costs and depreciation. The Company also generated a $.10 per share profit on its income from operations, excluding depreciation and amortization.

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

RESULTS OF OPERATIONS

The financial statements present the combined activities of the Company, Genesis and GCCA.

During the six months ended June 30, 1998, management fees of $171,266 were paid compared to $190,000 for the same period in 1997. The Company's President received $90,000 and the Company's Secretary/Treasurer received $56,266 and $25,000 was paid in management fees to an outside firm.

Net loss for the six months ended June 30, 1998 was $686,306, before deducting the debts owed by its former subsidiaries, compared to a loss of $767,128 for the same period in 1997. With the spin off of its former subsidiaries, Microwave Medical Corp. and P&H Laboratories, Inc. on March 11, 1998, the Company also wrote- off debts of $2,169,806 incurred by these subsidiaries to the Company. A charge for amortization of goodwill and debt cost and depreciation of $1,403,154 was incurred in the period which represents $.10 per share.

         Management fee income was $7,764,230 for the six months ended June 30, 1998 compared to $7,109,400 for the same period in 1997. This is a 9.2% increase from 1997.

         Net sales for the six months ended June 30, 1998 were $0, compared to $1,767,803 for the same period in 1997. Cost of sales for the six months ended June 30, 1998 were $0 compared to $1,313,464 for the same period in 1997. Since the spin off of P&H Laboratories on March 11, 1998 to MW Medical, Inc., the Company's sole revenue is from management fee income.

         Selling and general and administrative expenses for the six months ended June 30, 1998 were $5,586,061 compared to $5,399,845 for the same period in 1997.

         Research and development expenses incurred by the former subsidiaries, Microwave Medical Corp. and Microwave Medical GmBH are no longer included in the financials of the Company, since the spin off of March 11, 1998. For the six months ended June 30, 1997 these costs were $433,105.

         Depreciation and amortization expenses for the six months ended June 30, 1998 were $1,303,308 compared to $1,328,576 for the same period in 1997.

         Interest expense for the six months ended June 30, 1998 was $947,305 compared to $1,002,934 for the same period in 1997. Interest expense is incurred to the Convertible Note Holders of the Company and includes $99,846 of amortized debt issue costs.

Net loss for the three months ended June 30, 1998 was $128,844 compared to a loss of $431,290 for the same period in 1997. The net loss is $.01 per share for the quarter. A charge for amortization of goodwill and debt cost and depreciation of $701,937 was incurred in the period which represents $.05 per share.

Management fee income for the three months ended June 30, 1998 was $4,041,724 compared to $3,656,400 for the same period in 1997. This reflects a 10.5% increase from 1997. There was no sales income nor cost of sales for 1998 due to the spin-off.

Selling and general and administrative expenses for the three months ended June 30, 1998 were $2,473,156 compared to $2,807,866 for the same period in 1997. The decrease is due to the reduced number of subsidiaries owned in 1998.

Depreciation and amortization expenses for the three months ended June 30, 1998 were $652,014 compared to $674,055 for the same period in 1997.

Interest expense for the three months ended June 30, 1998 was $475,190 compared with $513,657 for the same period in 1997. This decrease is due to the conversion to stock of some of the convertible notes.

Item 5. Other Information.

Genesis Health Management Corporation (Genesis)

In December 1996, the Company purchased 100% of the outstanding common stock of Genesis for $25,373,000. Of the purchase price, $15,050,000 was paid in cash or notes and accounts payable and $10,323,000 was paid by issuing 3,100,000 shares of the Common Stock of the Company at a value of $3.33 per share. The note issued in connection with the acquisition of Genesis was paid in full on March 3, 1997. Genesis had been operating in Louisiana for 3 years prior to the purchase by the Company. Genesis is in the business of managing and operating psychiatric/geriatric units in various hospitals (both in-patient and out-patient). At June 30, 1998, Genesis had 25 contracted units. Genesis has contracts with hospitals in the states of Louisiana, Arkansas, Mississippi and Tennessee.

Geriatric Care Centers of America, Inc. (GCCA)

On March 13, 1997, Geriatric Care Centers of America ("Geriatric"), a corporation organized pursuant to the laws of the state of Tennessee, merged with Geriatric Care Centers Acquisition Corporation, for $500,000 in cash and 150,000 shares of Common Stock of the Company. The surviving corporation is Geriatric Care Centers of America, Inc. ("GCCA"), with its registered office at 1613 Jimmie Davis Highway, Bossier City, Louisiana, 71112. The Company owns 100% of GCCA. GCCA is also in the business of managing and operating psychiatric/geriatric units in hospitals. At June 30, 1998, GCCA had 3 operating units.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  99-1 Financial Statements as of June 30, 1998
                  Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: 17 August 1998                       /S/Jan Wallace
                                            Jan Wallace, President, C.E.O.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                                 June 30,
                                                                                                   1998
                                                                                          ----------------------
ASSETS
     CURRENT ASSETS
       Cash                                                                               $            1,391,374
       Accounts receivable (less allowance for doubtful accounts of $2,065,050)                        4,844,887
       Other receivables                                                                                 114,193
       Prepaid expense and other current assets                                                           33,802
       Deferred Tax Benefit                                                                              300,000
                                                                                          ----------------------
                                                                  TOTAL CURRENT ASSETS                 6,684,256

     PROPERTY, PLANT & EQUIPMENT                                                                         300,656

     OTHER ASSETS
       Deferred debt issue costs (less amortization of $287,704)                                       1,431,153
       Investment - restricted stock                                                                      27,000
       Goodwill (less amortization of $3,990,360)                                                     20,867,415
       Deposits                                                                                              410
                                                                                          ----------------------
                                                                                                      22,325,978
                                                                                          ----------------------

                                                                                          $           29,310,890
                                                                                          ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
       Accounts payable                                                                   $              309,495
       Accrued expenses                                                                                  615,635
       Current portion of long-term debt                                                                  20,090
       Income taxes payable                                                                               26,800
       Accrued interest payable                                                                          773,361
                                                                                          ----------------------
                                                             TOTAL CURRENT LIABILITIES                 1,745,381

LONG-TERM DEBT                                                                                            16,701
CONVERTIBLE NOTES                                                                                     17,001,500
                                                                                                      17,018,201
                                                                                          ----------------------
                                                                     TOTAL LIABILITIES                18,763,582

     STOCKHOLDERS' EQUITY
       Common stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding 14,223,929 shares                                                         14,224
       Additional paid-in capital                                                                     18,512,330
       Retained deficit                                                                               (7,979,246)
                                                                                          ----------------------
                                                            TOTAL STOCKHOLDERS' EQUITY                10,547,308
                                                                                          ----------------------

                                                                                          $           29,310,890
                                                                                          ======================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Three Months Ended              Six Months Ended
                                                                        June 30,                       June 30,
                                                              ----------------------------   ----------------------------
                                                                   1998           1997           1998            1997
                                                              -------------  -------------   -------------  -------------
Net Sales                                                     $           0  $     867,570   $           0  $   1,767,803
Management fees                                                   4,041,724      3,656,400       7,764,230      7,109,400
Cost of sales                                                             0        655,317               0      1,313,464
                                                              -------------  -------------   -------------  -------------
                                              GROSS PROFIT        4,041,724      3,868,653       7,764,230      7,563,739

Selling and General administrative expenses                       2,473,156      2,807,866       5,586,061      5,399,845
Depreciation and amortization                                       652,014        674,055       1,303,308      1,328,576
Research and development                                                  0        229,485               0        433,105
Bad debts                                                           485,000              0         735,000              0
                                                              -------------  -------------   -------------  -------------
                                                                  3,610,170      3,711,406       7,624,369      7,161,526
                                                              -------------  -------------   -------------  -------------
                                      NET OPERATING INCOME          431,554        157,247         139,861        402,213

OTHER INCOME (EXPENSE)
     Interest income                                                  4,342         51,486          13,995         75,073
     Interest expense                                              (475,190)      (513,657)       (947,305)    (1,002,934)
     Miscellaneous income                                                 0            974               0          4,046
     Bad debts - former subsidiaries                                      0              0      (2,169,806)             0
     Disposition of subsidiaries                                          0              0         256,493              0
     Unrealized change in investment                                 12,000        (49,375)         (2,800)       (17,975)
     Loss on disposition                                                  0         (2,138)              0         (2,138)
                                                              -------------  -------------   -------------  -------------
                                                                   (458,848)      (512,710)     (2,849,423)      (943,928)
                                                              -------------  -------------   -------------  -------------
                     NET INCOME (LOSS) BEFORE INCOME TAXES
                                     AND MINORITY INTEREST          (27,294)      (355,463)     (2,709,562)      (541,715)

INCOME TAX EXPENSE                                                  101,550         64,001         146,550        201,786
                                                              -------------  -------------   -------------  -------------

                                  NET INCOME (LOSS) BEFORE
                                         MINORITY INTEREST         (128,844)      (419,464)     (2,856,112)      (743,501)

MINORITY INTEREST                                                         0         11,826               0         23,627
                                                              -------------  -------------   -------------  -------------

                                         NET INCOME (LOSS)    $    (128,844) $    (431,290)  $  (2,856,112) $    (767,128)
                                                              =============  =============   =============  =============

Net income (loss) per weighted
     average share                                            $        (.01) $        (.03)  $        (.20) $        (.06)
                                                              =============  =============   =============  =============

Weighted average number of common
     shares used to compute net income
     (loss) per weighted average share                           14,223,929     12,747,312      14,146,581     12,551,444
                                                              =============  =============   =============  =============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                Common Stock                   Additional
                                               Par Value $.001                   Paid-In            Retained
                                         Shares              Amount              Capital             Deficit
                                    -----------------  ------------------  ------------------  -----------------
Balances at 12/31/97                       13,973,929  $           13,974  $       18,262,580  $      (5,123,134)
   Sale of common stock (S-8)
     at $1.00 per share                       250,000                 250             249,750
Net loss for period                                                                                   (2,856,112)
                                    -----------------  ------------------  ------------------  -----------------

Balances at 6/30/98                        14,223,929  $           14,224  $       18,512,330  $      (7,979,246)
                                    =================  ==================  ==================  =================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                        1998                  1997
                                                                                  -----------------     -----------------
OPERATING ACTIVITIES
   Net (loss)                                                                     $      (2,856,112)    $        (767,128)
   Adjustments to reconcile net (loss) to cash (used) by operating activities:
       Depreciation & amortization                                                        1,403,154             1,424,995
       Net book value of assets sold`                                                             0                 2,138
       Book value of spun-off subsidiaries                                                1,743,312                     0
       Bad debts                                                                            735,000                     0
       Adjustment for investment received as interest income                                      0               (35,000)
       Unrealized change in investment                                                        2,800                37,975
       Minority interest                                                                          0                23,627
       Deferred income tax                                                                        0                  (500)
   Changes in assets and liabilities:
       Accounts receivable                                                               (1,947,820)             (725,562)
       Inventories                                                                                0               (27,345)
       Prepaid expenses                                                                       5,626                (4,869)
       Accounts payable and accrued expenses                                                 96,980              (252,093)
       Income taxes payable                                                                (226,528)               70,863
       Deposits                                                                                   0                20,000
                                                                                  -----------------     -----------------
                                      NET CASH (USED) BY OPERATING ACTIVITIES            (1,043,588)             (232,899)

INVESTING ACTIVITIES
   Loans to related party and accrued interest                                                    0                60,980
   Loan - other                                                                              (9,892)                    0
   Purchase of equipment                                                                     (6,766)             (236,437)
   Deposits                                                                                 (11,496)              (80,598)
   Goodwill                                                                                       0              (500,000)
   Deferred debt issue costs                                                                      0              (340,356)
   Refund of option                                                                               0                     0
   Purchase of subsidiary                                                                         0                     0
                                                                                  -----------------     -----------------
                                      NET CASH (USED) BY INVESTING ACTIVITIES               (28,154)           (1,096,411)

FINANCING ACTIVITIES
   Cash from (to) subsidiaries                                                             (387,982)               41,518
   Principal payments on debt                                                               (15,076)           (3,262,904)
   Capital raising costs                                                                          0                (3,000)
   Convertible note proceeds                                                                      0             3,996,000
   Proceeds from sale of common stock                                                       250,000               546,500
                                                                                  -----------------     -----------------
                             NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES              (153,058)            1,318,114
                                                                                  -----------------     -----------------

                                      (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,224,800)              (11,196)

Cash and cash equivalents at beginning of year                                            2,616,174             3,447,019
                                                                                  -----------------     -----------------

                                   CASH AND CASH EQUIVALENTS AT END OF PERIOD     $       1,391,374     $       3,435,823
                                                                                  =================     =================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                                     $         866,089     $         302,735
     Income taxes                                                                           253,878               131,452

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