Form 10QSB
period 1998-09-30
DYNAMIC ASSOCIATES INC
filed 1998-11-13
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1998

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                            Outstanding as of September 30, 1998
------------------------------------       ------------------------------------
$.001 par value Class A Common Stock                14,223,929 shares

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1998, are not necessarily indicative of the results that can be expected for the year ending December 31, 1998.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had $448,924 in cash and cash equivalents. For the nine months ending September 30, 1998 the Company generated a loss of $.22 per share after deducting $2,104,870 for amortization of goodwill and debt costs and depreciation. The Company also generated a $.16 per share profit on its income from operations, excluding depreciation and amortization.

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

During the nine months ended September 30, 1998, management fees of $241,067 were paid compared to $320,000 for the same period in 1997. The Company's
President received $135,000 and the Company's Secretary/Treasurer received $81,067 and $25,000 was paid in management fees to an outside firm.

Net loss for the nine months ended September 30, 1998 was $1,000,401, before deducting the debts owed by its former subsidiaries, compared to a loss of $1,395,005 for the same period in 1997. With the spin off of its former subsidiaries, Microwave Medical Corp. and P&H Laboratories, Inc. on March 11, 1998, the Company also wrote-off debts of $2,169,806 incurred by these subsidiaries to the Company. A charge for amortization of goodwill and debt cost and depreciation of $2,104,870 was incurred in the period which represents $.15 per share.

Management fee income was $10,845,603 for the nine months ended September 30, 1998 compared to $10,949,050 for the same period in 1997. This is a 1.0% decrease from 1997.

Selling and general and administrative expenses for the nine months ended September 30, 1998 were $7,846,232 compared to $7,711,081 for the same period in 1997.

Depreciation and amortization expenses for the nine months ended September 30, 1998 were $1,955,101 compared to $1,932,104 for the same period in 1997.

Interest expense for the nine months ended September 30, 1998 was $1,426,695 compared to $1,526,780 for the same period in 1997. Interest expense is incurred to the Convertible Note Holders of the Company and includes $149,769 of amortized debt issue costs.

Net loss for the three months ended September 30, 1998 was $314,095 compared to a loss of $627,877 for the same period in 1997. The net loss is $.02 per share for the quarter. A charge for amortization of goodwill and debt cost and depreciation of $701,716 was incurred in the period which represents $.05 per share.

Management fee income for the three months ended September 30, 1998 was $3,081,373 compared to $3,839,650 for the same period in 1997. This reflects a 19.7% decrease from 1997.

Selling and general and administrative expenses for the three months ended September 30, 1998 were $2,260,171 compared to $2,689,965 for the same period in 1997. The decrease is due to the reduced number of subsidiaries owned in 1998.

Depreciation and amortization expenses for the three months ended September 30, 1998 were $651,793 compared to $649,589 for the same period in 1997.

Interest expense for the three months ended September 30, 1998 was $479,390 compared with $529,557 for the same period in 1997. This decrease is due to the conversion to stock of some of the convertible notes.

Item 5. Other Information.

Genesis Health Management Corporation (Genesis)

In December 1996, the Company purchased 100% of the outstanding common stock of Genesis for $25,373,000. Of the purchase price, $15,050,000 was paid in cash or notes and accounts payable and $10,323,000 was paid by issuing 3,100,000 shares of the Common Stock of the Company at a value of $3.33 per share. The note issued in connection with the acquisition of Genesis was paid in full on March 3, 1997. Genesis had been operating in Louisiana for 3 years prior to the purchase by the Company. Genesis is in the business of managing and operating psychiatric/geriatric units in various hospitals (both in-patient and out-patient). At September 30, 1998, Genesis had 25 contracted units. Genesis has contracts with hospitals in the states of Louisiana, Arkansas, Mississippi and Tennessee.

Geriatric Care Centers of America, Inc. (GCCA)

On March 13, 1997, Geriatric Care Centers of America ("Geriatric"), a corporation organized pursuant to the laws of the state of Tennessee, merged with Geriatric Care Centers Acquisition Corporation, for $500,000 in cash and 150,000 shares of Common Stock of the Company. The surviving corporation is Geriatric Care Centers of America, Inc. ("GCCA"), with its registered office at 1613 Jimmie Davis Highway, Bossier City, Louisiana, 71112. The Company owns 100% of GCCA. GCCA is also in the business of managing and operating psychiatric/geriatric units in hospitals. At September 30, 1998, GCCA had 3 operating units.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  99-1 Financial Statements as of September 30, 1998 Financial Data Schedule

         (b)      Reports on Form 8-K

                  None.


                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED: November 13, 1998                 /S/Jan Wallace
                                            Jan Wallace, President, C.E.O.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                               September 30,
                                                                                                   1998
                                                                                          ----------------------
ASSETS
     CURRENT ASSETS
       Cash                                                                               $              448,924
       Accounts receivable (less allowance for doubtful accounts of $1,183,800)                        5,800,777
       Other receivables                                                                                 114,162
       Prepaid expense and other current assets                                                           48,693
       Deferred Tax Benefit                                                                              300,000
                                                                                          ----------------------
                                                                  TOTAL CURRENT ASSETS                 6,712,556

     PROPERTY, PLANT & EQUIPMENT                                                                         240,351

     OTHER ASSETS
       Deferred debt issue costs (less amortization of $337,627)                                       1,381,230
       Investment - restricted stock                                                                      25,000
       Goodwill (less amortization of $4,626,680)                                                     20,231,095
       Deposits                                                                                              410
                                                                                          ----------------------
                                                                                                      21,637,735
                                                                                          ----------------------

                                                                                          $           28,590,642
                                                                                          ======================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
       Accounts payable                                                                   $              314,481
       Accrued expenses                                                                                  504,151
       Current portion of long-term debt                                                                  15,733
       Loan payable - related party                                                                      150,000
       Income taxes payable                                                                                    0
       Accrued interest payable                                                                          358,804
                                                                                          ----------------------
                                                             TOTAL CURRENT LIABILITIES                 1,343,169

LONG-TERM DEBT                                                                                            12,760
CONVERTIBLE NOTES                                                                                     17,001,500
                                                                                          ----------------------
                                                                                                      17,014,260
                                                                                          ----------------------
                                                                     TOTAL LIABILITIES                18,357,429

     STOCKHOLDERS' EQUITY Common stock $.001 par value:
         Authorized - 25,000,000 shares
         Issued and outstanding 14,223,929 shares                                                         14,224
       Additional paid-in capital                                                                     18,512,330
       Retained deficit                                                                               (8,293,341)
                                                                                          ----------------------
                                                            TOTAL STOCKHOLDERS' EQUITY                10,233,213
                                                                                          ----------------------

                                                                                          $           28,590,642
                                                                                          ======================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                   Three Months Ended              Nine Months Ended
                                                                      September 30,                  September 30,
                                                                   1998           1997           1998            1997
                                                              -------------  -------------   -------------  -------------
Management fees                                               $   3,081,373  $   3,839,650   $  10,845,603  $  10,949,050
                                                              -------------  -------------   -------------  -------------
                                                                  3,081,373      3,839,650      10,845,603     10,949,050

Selling and General administrative expenses                       2,260,171      2,689,965       7,846,232      7,711,081
Depreciation and amortization                                       651,793        649,589       1,955,101      1,932,104
Bad debts                                                                 0              0         735,000              0
                                                              -------------  -------------   -------------  -------------
                                                                  2,911,964      3,339,554      10,536,333      9,643,185
                                                              -------------  -------------   -------------  -------------
                                      NET OPERATING INCOME          169,409        500,096         309,270      1,305,865

OTHER INCOME (EXPENSE)
     Interest income                                                  2,882        (19,490)         16,877         39,538
     Interest expense                                              (479,390)      (529,557)     (1,426,695)    (1,526,780)
     Miscellaneous income                                                 0          1,172               0          1,172
     Miscellaneous expense                                                0         (2,367)              0         (2,367)
     Bad debts - former subsidiaries                                      0              0      (2,169,806)             0
     Disposition of subsidiaries                                          0              0         256,493              0
     Unrealized change in investment                                 (2,000)      (367,972)         (4,800)      (385,947)
     Loss on disposition                                            (16,996)             0         (16,996)        (2,138)
                                                              -------------  -------------   -------------  -------------
                                                                   (495,504)      (918,214)     (3,344,927)    (1,876,522)
                                                              -------------  -------------   -------------  -------------

                                                  NET LOSS
                            BEFORE DISCONTINUED OPERATIONS         (326,095)      (418,118)     (3,035,657)      (570,657)

     Discontinued operations:
       Operations of former subsidiaries                                  0       (143,000)              0       (570,203)
                                                              -------------  -------------   -------------  -------------

                            NET (LOSS) BEFORE INCOME TAXES         (326,095)      (561,118)     (3,035,657)    (1,140,860)

INCOME TAX EXPENSE (BENEFIT)                                        (12,000)        66,759         134,550        254,145
                                                              -------------- -------------   -------------  -------------

                                                NET (LOSS)    $    (314,095) $    (627,877)  $  (3,170,207) $  (1,395,005)
                                                              =============  =============   =============  =============

Net (loss) per weighted average share                         $        (.02) $        (.05)  $        (.22) $        (.11)
                                                              =============  =============   =============  =============

Weighted average number of common shares used to
     compute net (loss) per weighted average share               14,223,929     13,710,328      14,172,647     12,763,274
                                                              =============  =============   =============  =============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Unaudited)

                                                Common Stock                   Additional
                                               Par Value $.001                   Paid-In            Retained
                                         Shares              Amount              Capital             Deficit
                                    -----------------  ------------------  ------------------  -----------------
Balances at 12/31/97                       13,973,929  $           13,974  $       18,262,580  $      (5,123,134)
   Sale of common stock (S-8)
     at $1.00 per share                       250,000                 250             249,750
Net loss for period                                                                                   (3,170,207)
                                    -----------------  ------------------  ------------------  -----------------

Balances at 9/30/98                        14,223,929  $           14,224  $       18,512,330  $      (8,293,341)
                                    =================  ==================  ==================  =================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                        1998                  1997
                                                                                  -----------------     -----------------
OPERATING ACTIVITIES
   Net (loss)                                                                     $      (3,170,207)    $      (1,395,005)
   Adjustments to reconcile net (loss) to cash (used) by operating activities:
       Depreciation & amortization                                                        2,104,870             2,142,236
       Net book value of assets sold`                                                        53,017                 2,138
       Book value of spun-off subsidiaries                                                1,743,312                     0
       Bad debts                                                                            735,000                     0
       Adjustment for investment received as interest income                                      0               (15,000)
       Unrealized change in investment                                                        4,800               385,947
       Deferred income tax                                                                        0                 5,000
   Changes in assets and liabilities:
       Accounts receivable                                                               (2,903,710)           (1,745,890)
       Inventories                                                                                0                46,492
       Prepaid expenses                                                                      (9,265)               39,758
       Accounts payable and accrued expenses                                               (424,075)             (440,331)
       Income taxes payable                                                                (253,328)              129,544
       Deposits                                                                             (11,496)               20,000
                                                                                  -----------------     -----------------
                                      NET CASH (USED) BY OPERATING ACTIVITIES            (2,131,082)             (825,111)

INVESTING ACTIVITIES
   Loans to related party and accrued interest                                                    0                90,246
   Loan - other                                                                              (9,861)                    0
   Purchase of equipment                                                                    (14,951)             (496,999)
   Deposits                                                                                       0              (113,467)
   Goodwill                                                                                       0              (500,000)
   Deferred debt issue costs                                                                      0              (340,356)
                                                                                  -----------------     -----------------

                                      NET CASH (USED) BY INVESTING ACTIVITIES               (24,812)           (1,360,576)

FINANCING ACTIVITIES
   Cash from (to) subsidiaries                                                             (387,982)               41,518
   Principal payments on debt                                                               (23,374)           (3,279,952)
   Capital raising costs                                                                          0                (3,000)
   Convertible note proceeds                                                                      0             3,996,000
   Loans - related parties                                                                  150,000                     0
   Loan proceeds                                                                                  0               132,021
   Proceeds from sale of common stock                                                       250,000               924,600
                                                                                  -----------------     -----------------
                             NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES               (11,356)            1,811,187
                                                                                  -----------------     -----------------

                                      (DECREASE) IN CASH AND CASH EQUIVALENTS            (2,167,250)             (374,500)

Cash and cash equivalents at beginning of year                                            2,616,174             3,447,019
                                                                                  -----------------     -----------------

                                   CASH AND CASH EQUIVALENTS AT END OF PERIOD     $         448,924     $       3,072,519
                                                                                  =================     =================

SUPPLEMENTAL INFORMATION Cash paid for:
     Interest                                                                     $       1,710,114     $       1,163,802
     Income taxes                                                                           256,595               132,210

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

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                      Nine months ended September 30, 1997

                                                                                                     Pro Forma      Consolidated
                                                                   Dynamic       Geriatric (1)      Adjustments       Pro Forma
                                                              ---------------   ---------------  ---------------   ---------------
Management fee income                                         $    10,949,050   $       244,125  $                 $    11,193,175
                                                              ---------------   ---------------  ---------------   ---------------
                                                                   10,949,050           244,125                         11,193,175

Selling and general and administrative expenses                     7,711,081            26,792                          7,737,873
Depreciation and amortization                                       1,932,104                 0                          1,932,104
                                                              ---------------   ---------------  ---------------   ---------------
                                                                    9,643,185            26,792                          9,669,977
                                                              ---------------   ---------------  ---------------   ---------------
                                        NET OPERATING INCOME        1,305,865           217,333                          1,523,198

OTHER INCOME (EXPENSE)
   Interest income                                                     39,538                 0                             39,538
   Interest expense                                                (1,526,780)                0                         (1,526,780)
   Miscellaneous income                                                 1,172                 0                              1,172
   Miscellaneous expense                                               (2,367)                0                             (2,367)
   Unrealized decline in investment                                  (385,947)                0                           (385,947)
   Loss on disposition                                                 (2,138)                0                             (2,138)
                                                              ---------------   ---------------  ---------------   ---------------
                                                                   (1,876,522)                0                         (1,876,522)
                                                              ---------------   ---------------  ---------------   ---------------

NET LOSS BEFORE DISCONTINUED OPERATIONS                              (570,657)          217,333                           (353,324)

Discontinued operations:
   Operations of former subsidiaries                                 (570,203)                0                           (570,203)
                                                              ---------------   ---------------  ---------------   ---------------

                       NET INCOME (LOSS) BEFORE INCOME TAXES       (1,140,860)          217,333                           (923,527)

INCOME TAX EXPENSE                                                    254,145            13,000                            267,145
                                                              ---------------   ---------------  ---------------   ---------------

                                           NET INCOME (LOSS)  $    (1,395,005)  $       204,333  $                 $    (1,190,672)
                                                              ===============   ===============  ===============   ===============

Net income (loss) per weighted average share                  $          (.11)                                     $          (.09)
                                                              ===============                                      ===============

Weighted average number of common shares
   used to compute net income (loss) per weighted
   average share                                                   12,763,274                                           12,763,274
                                                              ===============                                      ===============

   (1) First quarter activity