Form 10-K
period 1998-12-31
DYNAMIC ASSOCIATES INC
filed 1999-04-16
CIK 878146

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ____________

         Commission File No.  33-55254-03

                            DYNAMIC ASSOCIATES, INC.
             (Exact name of Registrant as specified in its charter)

          NEVADA                                       87-0473323
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)

6955 E. Caballo Dr.
PARADISE VALLEY, ARIZONA                                        85253
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (602) 483-8700

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for 1998 were $12,498,922.

As of April 14, 1999, the approximate market value of the voting stock held by non-affiliates of the registrant was $116,797 based on an average bid price of $.1797 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                           Outstanding as of April 7,1999
$.001 PAR VALUE CLASS A COMMON STOCK             18,386,429  SHARES

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

     The Company formerly owned two microwave technologies subsidiaries, P&H Laboratories, Inc. ("P&H"), a microwave research and production company, and Microwave Medical Corp.("MMC"), which develops microwave technology for various medical treatments. As of March 11, 1998, the Company has spun off MMC and P&H to a newly incorporated Nevada Corporation, MW Medical, Inc. ("MW" or "MW Medical"). The spin-off was completed by the distribution of MW shares to all Dynamic shareholders on record (the "Record Date") as of the close of business on February 25, 1998. Each such holder received one share of MW Common Stock for every one share of Dynamic common stock held on the Record Date. (See Section on Spin Off)

     On March 30, 1999, Dynamic Associates, Inc. (the "Company") entered into several agreements with ACS2, Inc. ("ACS") and Advanced Clinical Systems, Inc. ("Advanced") under which the Company contributed its operating subsidiaries, Genesis Health Management Company ("Genesis") and Geriatric Care Centers of America, Inc. ("GCCA"), and ACS contributed its subsidiary, Advanced, and the operating subsidiaries of Advanced to a newly formed Nevada Limited Liability Company known as Advanced-Dynamic, LLC ("LLC"). (See section on Merger)

     The Company's executive offices are located at 6955 E. Caballo Dr.Paradise Valley, Arizona 85253 telephone number at this location is (602) 483-8700 and the telefax number is (602) 443-1235. Jan Wallace is the current President and a Director, Grace Sim is the Secretary/Treasurer, William H. Means, Jr., and Elliot Smith are Directors.

Genesis Health Management Corporation

     The Company entered into an Acquisition Agreement on August 1, 1996 to acquire 100% of Genesis Health Management Corporation, ("Genesis"), of Bossier City Louisiana, for $15,000,000.00, and 3,000,000 common shares of stock of the Company. The final agreement provided that the Company pay $12,000,000.00, issue a Promissory Note for $3,000,000.00 and issue 3,000,000 shares of common stock of the Company. The Promissory Note, (including interest) was paid in full on March 3, 1997. Genesis is in the business of managing and operating both in-patient and out-patient geriatric and psychiatric units in various hospitals. Genesis manages and operates 23 geriatric and psychiatric units in various hospitals on both an in-patient and out-patient basis.

Geriatric Care Centers of America, Inc. (GCCA)

     On March 13, 1997, Geriatric Care Centers of America ("Geriatric"), a corporation organized pursuant to the laws of the state of Tennessee, merged with Geriatric Care Centers Acquisition

Corporation, for $500,000 in cash and 150,000 shares of Common Stock of the Company. The surviving corporation is Geriatric Care Centers of America, Inc. ("GCCA"), with its registered office at 1613 Jimmie Davis Highway, Bossier City, Louisiana, 71112. The Company owns 100% of GCCA. GCCA is also in the business of managing and operating psychiatric/geriatric units in hospitals. At December 31, 1998, GCCA had two (2) operating units.

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

     As of March 21, 1999, Dynamic has paid the first $50,000 of the $200,000 of this promissory note.

     The spin-off was completed by the distribution by the Company to the shareholders of the Company of one common share of MW Medical for each common share of the Company held by the shareholder. The distribution was completed on March 11, 1998 to shareholders of the Company of record on February 25, 1998. No consideration was paid by Dynamic shareholders for shares of MW Common Stock.

     MW Medical, Inc. has been approved by NASD to trade its shares on the Over The Counter, Bulletin Board (OTC BB) under the symbol MWMD. MW intends to call the market when it has informed all shareholders of record, has updated its web site and determined that an effective market making system is in place.

Merger

     On March 30, 1999, Dynamic Associates, Inc. (the "Company") entered into a Capital Contribution Agreement with ACS2, Inc. ("ACS") and Advanced Clinical Systems, Inc. ("Advanced") under which the Company contributed its operating subsidiaries, Genesis Health Management Company ("Genesis") and Geriatric Care Centers of America, Inc. ("GCCA"), and ACS contributed its subsidiary, Advanced, and the operating subsidiaries of Advanced to a newly formed Nevada Limited Liability Company known as Advanced-Dynamic, LLC ("LLC"). In consideration of which, each of the Company and ACS received a fifty percent (50%) equity interest in the LLC. Genesis and GCCA are referred to together as the "Dynamic Subsidiaries" and Advanced and all of the subsidiaries of Advanced are referred to together as the "Advanced Subsidiaries". The Capital Contribution Agreement and the contributions to the LLC were completed contemporaneously on March 30, 1999 with the parties agreement to the LLC's Operating Agreement. The LLC's Operating Agreement sets forth the agreement of the Company and ACS with respect to the ownership and management of the LLC, the Dynamic Subsidiaries and the Advanced Subsidiaries pending consummation of a proposed merger of ACS into Dynamic Acquisition Corporation ("DAC"), a newly formed, wholly owned subsidiary of Dynamic (the "Merger"). The LLC's Operating Agreement also sets forth the agreement of the Company and ACS to dissolve the LLC and return the subsidiaries to their respective companies in the event that the Merger (more fully described below) is not consummated by December 15, 1999. All the terms and conditions of the Capital Contribution Agreement and the LLC Operating Agreement are attached hereto as Exhibits 1 and 3 respectively, and incorporated by this reference.

     On the same date (March 30, 1999), the Company, DAC, ACS and Advance also entered into an agreement and plan of Merger (the "Merger Agreement"). This Merger Agreement contemplated that upon approval by the holders of a majority of the outstanding shares of common stock of the Company at the Annual Meeting of shareholders to be held on June 4, 1999 (and the satisfaction or waiver of the other conditions of the Merger and Contribution Agreements), a merger will take place between DAC and ACS. Upon completion of the Merger, DAC will be the surviving company and will remain a wholly-owned subsidiary of the Company. ACS will cease to exist and the ACS shareholders will become shareholders of the Company based on an exchange of shares that will provide existing ACS shareholders with newly issued common stock representing approximately 55% of the outstanding shares of the Company. Thereafter, the Company will directly or indirectly, be the sole controlling shareholder of all the Advanced and Dynamic Subsidiaries. All the terms and conditions upon which the Merger is to be effected are set forth in the Merger Agreement.

     The Company has also agreed to enter into a Registration Rights Agreement with the ACS Stockholders upon closing of the Merger (the "Registration Rights Agreement"). Under this agreement, the Company will grant registration rights to the ACS Stockholders covering 50% of the shares of the Company's common stock to be issued upon consummation of the Merger. These rights will require the Company to file a registration statement pursuant to the Securities Act of 1933 to qualify 25% of the shares issued to the ACS stockholders within 90 days of closing of the Merger, and an additional registration statement covering an additional 25% of the shares at the one year anniversary of the Merger.

     The number of shares of the Company issued to the ACS Stockholders upon consummation of the Merger will be subject to adjustment based on the fiscal performance of the Advanced Subsidiaries and the Dynamic Subsidiaries for the year ending December 31, 1999. The Company and the ACS Stockholders will therefore also enter into an escrow agreement upon consummation of the Merger that sets forth the terms of this adjustment (the "Escrow Agreement").

     The terms and conditions of the Capital Contribution Agreement, the Operating Agreement, the Merger Agreement, the Registration Rights Agreement and the Escrow Agreement were determined through arms-length negotiations between the representatives of the Company and ACS.

     Additional information will be in the Proxy Statement to be filed near the end of April, 1999.

ITEM 2.       Properties

Dynamic Associates

     Dynamic is headquartered in the premises located at 6955 E. Caballo Dr., Paradise Valley, Arizona 85253. The Company is not committed to any rent but does share expenses with another company located in the same address. The Company owns no other property.

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

ITEM 4.       Submission of Matters to a Vote of Security Holders.

     The Annual Shareholders Meeting is to be held on June 4, 1999. Proxy statements will be mailed out to all shareholders of record effective April 9, 1999.

     No other matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1998.

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

     The following table lists the high and low sales prices for the common stock of the company during the two most recent fiscal years:

NASDAQ-OTC

                                      High Sales      Low Sales
                                         Price            Price
          1997    First Quarter     $        4.38     $        2.69
                  Second Quarter             3.93              2.06
                  Third Quarter              4.50              2.38
                  Fourth Quarter             2.63              1.00
          1998    First Quarter              .875             .7187
                  Second Quarter             .875             .3437
                  Third Quarter            1.0625             .1875
                  Fourth Quarter              .42               .16

     As of December 31, 1998 there were 394 record holders of the Company's common stock.

     The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6.       Management's Discussion and Analysis or Plan of Operation.

     This discussion covers the years 1996 through 1998, the years in which the Company had operations and was doing business. Prior to 1995, the Company was a development stage company and was not engaged in any substantial business.

     On December 10, 1998, in contemplation of a merger between Dynamic and Advanced Clinical Systems, Inc. (the "Merger"), the Company presented an offer to the 10% Note Holders, holding $17,001,500 of unsecured notes (the "Unsecured Notes") to purchase all Unsecured Notes in consideration of the issue to the Note Holders of a new 7.5% convertible secured notes (the "Secured Notes"). The Secured Notes will be of a principal amount equal to one-half of the principal amount of the Unsecured Notes. In consideration of the reduction to the principal amount of the Unsecured Notes, the Company will issue to each accepting Note Holder:

a) one common share of the Company for each $2.00 reduction of the principal amount of the Unsecured Notes (the "Shares");

b) one warrant to purchase one common share of the Company at a price of $1.50 per share (the "Warrants") for each $1.00 reduction of the principal amount of the Unsecured Notes.

     This offer was accepted by $16,650,000 principal value of the Secured Note holders. In turn the Company issued 7.5% Secured Notes for $8,325,000, 4,162,500 shares of common stock of the Company and 8,325,000 warrants at $1.50 per share. The warrants will expire on December 31, 2000.

     The consolidated financial statements for 1998 include the accounts of the Company; its wholly owned subsidiaries; Genesis and GCCA. All significant intercompany balances and transactions have been eliminated in the consolidation.

     Management  fees for 1998 decreased to $12,498,922  from  $14,619,951.  The
14.5% decrease resulted from cancelled contracts and adjustments to billings made necessary by Medicare reductions.

     General and administrative expenses were $9,845,647 for 1998, down from $10,609,090 in 1997. The Company was able to eliminate or reduce some of its expenses in 1998 to achieve the decline.

     During 1998, the Company charged to bad debt expense $2,169,806 that it had loaned to its former subsidiary MMC. This caused the net other income (expense) of $3,871,661 to be significantly higher than the $2,328,539 expense for 1997.

     Medicare reductions and other problems also caused the Company to record bad debt expense for Genesis & GCCA of $2,193,300 for 1998, a significant increase over the $590,125 for 1997.

     Working capital at December 31, 1998 is $3,101,048, a decrease of $2,659,700 from the $5,760,748 at December 31, 1998. The decrease is mainly due to the decline in cash and receivables.

     IMPACT OF THE YEAR 2000 ISSUE. The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 problem is not yet known, and if not timely corrected, it could affect the global economy. The Company believes that its computer programs are Y2K compliant and does not expect to be adversely affected by the issue.

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

              Name                   Age            Position
     Jan Wallace                     43        President, Director
     Grace Sim                       38        Secretary-Treasurer
     William H. Means, Jr.           43        Director
     Elliot Smith                    65        Director

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

     Elliot Smith is a Director of the Company. Mr. Smith has held a variety of senior management- level positions in some of the world's most prestigious financial institutions during the past 40 years. Mr. Smith began a 29 year career with Prudential Bache in 1954 when he was hired as a Registered Representative in its Syracuse, New York office. By 1973, Mr. Smith was elected to the Board of Directors of Bache & Company Inc. In 1977, he was named Senior Officer of Commodity Division and Metal Company and in 1980, was elected President of Bach Haley Stuart Metal Company Inc. On leaving Prudential-Bache in 1983, Mr. Smith served as Executive Vice President at R. Lewis Securities, Inc., located in New York City and from 1983 to 1995, was President of Whale
Securities Company, L.P., in New York. Since 1995, Mr. Smith has served as President of the Equity Division of Rickel & Associates, Inc., an investment company. Mr. Smith has also been elected to the Boards of The Pennington School and Jullians Corporation. He is a former Member and Director of the Chicago Board of Options Exchange; Governor of the American Stock Exchange(AMEX); Governor and Chairman of the AMEX Commodities Exchange; Director and Member of the Executive Committee of the Securities Industry Automation Corp. and a past President of the Association of Investment Brokers. Mr. Smith is currently a Managing Director at Oscar Gruss & Son, Inc.

     Grace Sim has been the Secretary/Treasurer of Dynamic Associates, Inc. since October 10, 1997. Ms. Sim joined Dynamic in January 1997. Prior to joining Dynamic, Ms. Sim owned an accounting consulting company in Ottawa, Ontario, Canada. Ms. Sim received her Bachelor of Mathematics with honors from the University of Waterloo in Waterloo, Ontario.

ITEM 10.          Executive Compensation.

                                               Annual Compensation Table

                                  Annual Compensation           Long-term Compensation
                                                     Other      Restricted
    Name and                                        Annual         Stock     Options    LTIP        All other
Principal Position Year    Salary    Bonus ($)   Compensation     Awards      /SARs    Payout     Compensation
-------------------------  ------   -----------  -------------  ---------  ---------  ---------  -------------
Jan Wallace        1998   $180,000  $         0  $       3,250  $       0  $100,000(1)$       0  $           0
President, CEO,
Director

Grace Sim          1998   $105,067  $         0  $           0  $       0  $50,000(1) $       0  $           0
Secretary/Treasurer

Elliot Smith       1998   $     0   $         0  $       3,250  $       0  $       0  $       0  $           0
Director

William H. Means Jr.1998  $189,000  $         0  $       3,250  $       0  $       0  $       0  $           0
Director

     There can be no assurance that the amounts of compensation actually paid, or the persons to whom it is paid for 1999, will not differ materially from the above 1998 amounts.

     (1) Exercised in 1998.

*Options

     In 1998, all options were canceled by the Board of Directors.

ITEM 11.        Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 1998, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and by each director and officer as a group, consisting of:

                Title                                                 Amount and
                 of                      Name of                       Nature of                Percentage
                Class               Beneficial Owner             Beneficial Ownership            of Class
         ------------------    ---------------------------    --------------------------     -----------------
         Class A Common        Cede & Co.                                      9,947,346                 69.9%
                               P.O. Box 222
                               Bowling Green Station
                               New York, NY  10274 - 0000
         Class A Common        Vickie T. Lucky                                 2,370,000                 16.7%
                               1613 Jimmie Davis Hwy.
                               Suite #1&2
                               Bossier City, LA  71112


                Title                                                 Amount and
                 of                      Name of                       Nature of                Percentage
                Class               Beneficial Owner             Beneficial Ownership            of Class
         ------------------    ---------------------------    --------------------------     -----------------
         Class A Common        Jan Wallace                                       550,000                  3.8%
                               (President & Director)
                               6929 East Cheney
                               Paradise Valley, AZ 85253
         Class A Common        Billy Means, Jr. (Director)                        30,000                 0.21%
                               1613 Jimmie Davis Hwy.
                               Suite #1&2
                               Bossier City, LA  71112
         Class A Common        Grace Sim                                          20,000                  0.1%
                               (Secretary/Treasurer)
                               7373 North Scottsdale Road,
                               Suite B169
                               Scottsdale, AZ 85253
         Class A Common        Elliot Smith                                       50,000                   .3%
                               (Director)
                               7373 North Scottsdale Road,
                               Suite B169
                               Scottsdale, AZ 85253
         Class A Common        All officers and directors                        650,000                  4.5%
                               as a group (4 persons)

ITEM 12.          Certain Relationships and Related Transactions.

     During 1998 $180,000 was paid to the Company's President, and $105,067 was paid or accrued to the current Secretary/Treasurer. The former President of Genesis, who is also a Director of the Company was paid $189,000 in 1998.

     The Company moved out of its previously leased location and now shares office expenses with another company in the same premises. In 1998, the Company paid $69,700 in rent and other fees for office administration to Amteck Management Inc.

     For 1999, the Company's President will receive $15,000 and the Secretary will receive $8,000 per month. The Vice President of Operations of Genesis will receive $120,000 in 1999.

     Genesis pays a management fee of $15,000 to another company on a month to month basis for services provided to Genesis and GCCA.

     Dynamic leases vehicles under operating leases expiring through 2000. The future minimum lease payments are as follows:

              Year Ending
              -----------------
         December 31, 1999               10,654
         December 31, 2000                7,840
                                    -----------
                                    $    29,148

     Genesis leases equipment under operating leases. In 1999, the obligations for these leases total $3,978.

     Genesis leases its facility at $2,800 per month through September 30, 1999. Thereafter, the lease increases to $3,000 per month through September 30, 2000. Genesis also pays the taxes and utilities.

                                     PART IV

ITEM 13.        Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following financial statements, financial statement schedules and supplementary date are included:

          F-1  Independent Auditor's Report

     Financial Statements:

          F-2  Consolidated Balance Sheets - December 31, 1998 and 1997

          F-3 Consolidated Statements of Operations - Years Ended December 31, 1998, 1997 and 1996.

          F-4 Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1998, 1997 and 1996.

          F-5 Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996.

          F-6  Notes to Financial Statements

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         DYNAMIC ASSOCIATES, INC.

Date:4/15/99             By:   /s/ Jan Wallace
                               Jan Wallace, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:4/15/99             By:   /s/ Jan Wallace
                               Jan Wallace, President and Director

Date:4/15/99             By:/s/ Grace Sim
                               Secretary/Treasurer

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
     CERTIFIED PUBLIC ACCOUNTANTS           E-MAIL: smith&co@smithandcocpa.com
--------------------------------------------------------------------------------



                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Dynamic Associates, Inc.

We have audited the accompanying consolidated balance sheets of Dynamic Associates, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Associates, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations, changes in stockholders' equity, and their cash flows for the years ended December 31, 1998, 1997, and 1996, in conformity with generally accepted accounting principles.


                                                  Smith & Company
                                              CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City,  Utah
March 19,  1999,  except for Note 20, which is dated April 14, 1999

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 December 31,
                                                                                           1998                1997
                                                                                    ------------------  ------------------
ASSETS
     CURRENT ASSETS
        Cash and cash equivalents                                                   $          478,418  $        2,616,174
        Accounts receivable (less allowance for doubtful accounts of
           $2,552,100 in 1998 and $1,350,050 in 1997)                                        3,741,260           4,191,850
        Loans receivable - related parties (Note 7)                                             52,500              52,500
        Other receivables                                                                       86,662              71,625
        Inventories (Note 2)                                                                         0             809,977
        Prepaid expense and other current assets                                               109,950              57,257
        Deferred tax benefit (Note 12)                                                         300,000             300,000
                                                                                    ------------------  ------------------
                                                      TOTAL CURRENT ASSETS                   4,768,790           8,099,383

     PROPERTY, PLANT & EQUIPMENT (Note 6)                                                      228,733           1,000,898

     OTHER ASSETS
        Deferred debt issue costs (less amortization of $387,550) (Note 2)                   1,331,307           1,530,999
        Investment - restricted stock                                                           17,000              29,800
        Deferred tax benefit (Note 12)                                                               0                   0
        Goodwill (less amortization of $5,263,000) (Note 2)                                 19,594,775          22,140,055
        Deposits                                                                                   410              10,619
        Organization Costs (Note 2)                                                                  0              28,440
                                                                                    ------------------  ------------------
                                                                                            20,943,492          23,739,913
                                                                                    ------------------  ------------------

                                                                                    $       25,941,015  $       32,840,194
                                                                                    ==================  ==================

LIABILITIES & EQUITY
     CURRENT LIABILITIES
        Accounts payable                                                            $          596,812  $          549,854
        Accrued expenses                                                                       275,101             635,060
        Current portion of long-term debt (Note 10)                                              3,978             108,542
        Bridge loans (Note 8)                                                                        0                   0
        Income taxes payable (Note 12)                                                               0             253,328
        Accrued interest payable                                                               791,851             791,851
                                                                                    ------------------  ------------------
                                                 TOTAL CURRENT LIABILITIES                   1,667,742           2,338,635

     Long-term debt (Note 10)                                                                   10,206             346,639
     Convertible notes (Note 11)                                                            17,001,500          17,001,500
     Deferred income tax (Notes 2 and 12)                                                            0                   0
                                                                                    ------------------  ------------------
                                                                                            17,011,706          17,348,139
                                                                                    ------------------  ------------------
                                                         TOTAL LIABILITIES                  18,679,448          19,686,774

     Minority interest in subsidiary (Note 4)                                                        0                   0
     Commitments and contingencies (Note 14)                                                         0                   0

     STOCKHOLDERS' EQUITY
        Common Stock $.001 par value:
           Authorized - 25,000,000 shares
           Issued and outstanding 14,223,929 shares (13,973,929 in 1997)                        14,224              13,974
        Additional paid-in capital                                                          18,512,330          18,262,580
        Retained deficit                                                                   (11,264,987)         (5,123,134)
                                                                                    ------------------  ------------------
                                                TOTAL STOCKHOLDERS' EQUITY                   7,261,567          13,153,420
                                                                                    ------------------  ------------------

                                                                                    $       25,941,015  $       32,840,194
                                                                                    ==================  ==================



                                       F-2
See Notes to Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                    Year ended December 31,
                                                                       1998                1997                1996
                                                                 -----------------  ------------------  ------------------
Management fees                                                  $      12,498,922  $       14,619,951  $        1,122,500
                                                                 -----------------  ------------------  ------------------

                                                                        12,498,922          14,619,951           1,122,500

General & administrative expenses                                        9,845,647          10,609,090           1,829,065
Depreciation and amortization                                            2,603,039           2,594,651             250,281
Bad debts                                                                2,193,300             590,125               2,300
                                                                 -----------------  ------------------  ------------------
                                                                        14,641,986          13,793,866           2,081,646
                                                                 -----------------  ------------------  ------------------

                                   NET OPERATING INCOME (LOSS)          (2,143,064)            826,085            (959,146)

OTHER INCOME (EXPENSE)
   Interest income                                                          18,006              60,957              67,899
   Interest expense                                                     (1,946,558)         (1,983,591)           (252,415)
   Miscellaneous income                                                          0               1,328                   0
   Bad debts - former subsidiaries (Note 18)                            (2,169,806)                  0                   0
   Disposition of subsidiaries                                             256,493                   0                   0
   Loss on disposal of equipment                                           (16,996)            (23,986)                  0
   Unrealized decline in investment                                        (12,800)           (383,247)            (41,400)
                                                                 -----------------  ------------------  ------------------
                                                                        (3,871,661)         (2,328,539)           (225,916)
                                                                 -----------------  ------------------  ------------------

                                      NET (LOSS) BEFORE INCOME
                                   TAXES AND MINORITY INTEREST          (6,014,725)         (1,502,454)         (1,185,062)

INCOME TAX EXPENSE (BENEFIT) (Note 12)                                     127,128             790,913            (759,355)
                                                                 -----------------  ------------------  ------------------

                                                     LOSS FROM
                                         CONTINUING OPERATIONS          (6,141,853)         (2,293,367)           (425,707)

DISCONTINUED OPERATIONS, NET OF INCOME TAXES
   P&H operations                                                                0            (124,804)            128,409
   MMC operations                                                                0          (1,127,675)           (595,318)
                                                                 -----------------  ------------------  ------------------
                                                                                 0          (1,252,479)           (466,909)
                                                                 -----------------  ------------------  ------------------

                                             NET (LOSS) BEFORE
                                             MINORITY INTEREST          (6,141,853)         (3,545,846)           (892,616)

MINORITY INTEREST                                                                0                   0              64,205
                                                                 -----------------  ------------------  ------------------

                                                    NET (LOSS)   $      (6,141,853) $       (3,545,846) $         (956,821)
                                                                 =================  ==================  ==================

Net (loss) per weighted average share - continuing operations    $            (.43) $             (.18) $             (.05)
Net (loss) per weighted average share - discontinued operations                .00                (.09)               (.06)
                                                                 -----------------  ------------------  ------------------

                                                                 $            (.43) $             (.27) $             (.11)
                                                                 =================  ==================  ==================

Weighted average number of common shares used to
   compute net income (loss) per weighted
   average share                                                        14,185,573          13,057,008           8,377,442
                                                                 =================  ==================  ==================



                                       F-3
See Notes to Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                           Common Stock             Additional
                                                          Par Value $.001             Paid-in          Retained
                                                    Shares          Amount            Capital           Deficit
                                                -------------   ---------------   ---------------   ---------------
                                                C>
Balances at 12/31/95                                7,000,000   $         7,000   $     1,310,000   $      (620,467)
  Sale of common stock (Regulation S) at $2.00
    per share                                          12,500                13            24,987
  Sale of common stock (Regulation S) at $1.75
    per share                                       1,822,400             1,822         3,187,377
  Sale of common stock (S-8) at $1.00 per share       184,000               184           183,816
  Issuance of common stock (restricted) at $1.00
    per share for expense                              40,000                40            39,960
  Acquisition of subsidiary (P & H)                                                      (225,026)
  Issuance of common stock (restricted)
    related to Genesis acquisition                  3,100,000             3,100        10,319,900
  Expenses related to capital raising                                                     (75,776)
  Net loss for year                                                                                        (956,821)
                                                -------------   ---------------   ---------------   ---------------

Balances at 12/31/96                               12,158,900            12,159        14,765,238        (1,577,288)
  Sale of common stock (S-8) at $1.00 per share     1,022,600             1,023         1,021,577
  Issuance of common stock (restricted) at $2.00
    per share for subsidiary (Geriatric)              150,000               150           299,850
  Issuance of common stock (Reg S) to retire debt     428,142               428         1,352,861
  Issuance of common stock (restricted) at $3.50
    per share for remaining 50% of subsidiary
    (P & H)                                           214,287               214           749,786
  Capital raising and subsidiary costs                                                    (16,327)
  Minority interest adjustment                                                             89,595
  Net loss for year                                                                                      (3,545,846)
                                                -------------   ---------------   ---------------   ---------------

Balances at 12/31/97                               13,973,929            13,974        18,262,580        (5,123,134)
  Sale of common stock (S-8) at $1.00 per share       250,000               250           249,750
  Net loss for year                                                                                      (6,141,853)
                                                -------------   ---------------   ---------------   ---------------

Balances at 12/31/98                               14,223,929   $        14,224   $    18,512,330   $   (11,264,987)
                                                =============   ===============   ===============   ================




                                       F-4
See Notes to Financial Statements.

                                       DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Year ended December 31,
                                                                      1998                1997                1996
                                                                 -----------------  ------------------  ------------------
OPERATING ACTIVITIES
 Net (loss)                                                      $      (6,141,853) $       (3,545,846) $         (956,821)
 Adjustments to reconcile net (loss) to cash used by
   operating activities:
    Depreciation and amortization                                        2,802,731           2,921,571             311,178
    Book value of assets sold/disposed                                      53,017             120,346                   0
    Book value of spun-off subsidiaries                                  1,743,312                   0                   0
    Bad debts                                                            2,193,300             590,125                   0
    Minority interest                                                            0                   0              64,205
    Stock issued for expense                                                     0                   0              40,000
    Investment received as interest income                                       0             (15,000)            (50,000)
    Unrealized decline in investment                                        12,800             383,247              41,400
    Deferred taxes                                                               0             500,500            (801,500)
 Changes in assets and liabilities:
    Accounts receivable                                                 (2,302,493)         (2,519,886)             86,117
    Inventories                                                                  0             (92,150)           (129,024)
    Prepaid expenses and other                                             (70,522)             67,853            (120,587)
    Accounts payable and accrued expenses                                   62,253            (549,923)            931,268
    Income taxes payable                                                  (253,328)            163,468             (52,945)
    Accrued interest payable                                                     0             604,355             186,274
                                                                 -----------------  ------------------  ------------------

                         NET CASH USED BY OPERATING ACTIVITIES          (1,900,783)         (1,371,340)           (450,435)

INVESTING ACTIVITIES
 Loans to related party and accrued interest                                     0              90,246            (246,480)
 Loan - other                                                              (34,861)             91,953             (91,953)
 Purchase of equipment                                                     (14,951)           (892,674)           (155,821)
 Refund of option                                                                0                   0              30,000
 Deposits                                                                  (11,496)             12,418              (1,312)
 Purchase of subsidiaries                                                        0                   0         (12,102,233)
 Goodwill                                                                        0            (500,000)         (3,947,775)
 Organization costs                                                              0             (27,800)                  0
                                                                 -----------------  ------------------  ------------------

                         NET CASH USED BY INVESTING ACTIVITIES             (61,308)         (1,225,857)        (16,515,574)

FINANCING ACTIVITIES
 Deferred debt issue costs                                                       0            (340,356)         (1,566,721)
 Cash from (to) subsidiaries                                              (387,982)             41,518             674,440
 Principal payments on debt                                                (37,683)         (3,297,713)           (301,571)
 Principal payments on capital lease obligation                                  0                   0                (519)
 Proceeds from sale of common stock                                        250,000           1,022,600           3,322,423
 Loan proceeds                                                                   0             347,303           3,000,000
 Loans - related parties                                                   150,000                   0                   0
 Repayments - related parties                                             (150,000)                  0                   0
 Capital raising costs                                                           0              (3,000)                  0
 Convertible note proceeds                                                       0           3,996,000          14,504,000
                                                                 -----------------  ------------------  ------------------

                                      NET CASH PROVIDED (USED)
                                       BY FINANCING ACTIVITIES            (175,665)          1,766,352          19,632,052
                                                                 -----------------  ------------------  ------------------

                                        INCREASE (DECREASE) IN
                                     CASH AND CASH EQUIVALENTS          (2,137,756)           (830,845)          2,666,043

Cash and cash equivalents at beginning of year                           2,616,174           3,447,019             780,976
                                                                 -----------------  ------------------  ------------------

                      CASH AND CASH EQUIVA$ENTS AT END OF YEAR   $         478,418  $        2,616,174  $        3,447,019
                                                                 =================  ==================  ==================

SUPPLEMENTAL INFORMATION
 Cash paid for interest                                          $       1,747,044  $        1,204,709  $           70,391
 Cash paid for income taxes                                                271,595             157,753             169,390


                                       F-5
See Notes to Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1998, 1997, and 1996



NOTE 1:           BUSINESS ACTIVITY
           The Company was incorporated under the laws of the state of Nevada on July 20, 1989 and had been in the development stage through 1995. The Company is now engaged in the acquisition of microwave technologies for medical purposes through Microwave Medical Corp. ("MMC"), in the business of managing the operation of geriatric/psychiatric units for various hospitals through Genesis Health Management Corporation ("Genesis") and Geriatric Care Centers of America, Inc. ("GCCA") and the manufacturing of highly technologically advanced components and subsystems for the communications and aerospace industries through P & H Laboratories ("P & H"). In early 1998, the Company spun-off MMC and P&H.

           Genesis has contracts with hospitals in the states of Louisiana, Arkansas, Mississippi, and Tennessee. The contracts range from three to five years. At December 31, 1998, Genesis had twenty-three active contracts with monthly billings of $788,300. GCCA has contracts with hospitals in Tennessee. At December 31, 1998, GCCA had two active contracts with average monthly billings of $75,000. The contracts range from three to five years.

 NOTE 2:          SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
           Principals of Consolidation
           The consolidated financial statements for 1998 include the accounts of the Company; and its wholly owned subsidiaries Genesis and GCCA.

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

           All significant intercompany balances and transactions have been eliminated in consolidation.

           Accounting Methods
           The Company recognizes income and expenses based on the accrual method of accounting.

           Inventories
           Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 1998 and 1997, inventories were comprised of the following:

                                        1998              1997
                                   -------------     -------------
                 Raw materials     $           0     $     344,909
                 Work in progress              0           465,068
                                   -------------     -------------
                                   $           0     $     809,977
                                   =============     =============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996


 NOTE 2:   SUMMARY OF SIGNIFICANT  ACCOUNTING PRINCIPLES (continued)

          Research and Development Costs Research and development costs were $1,103,831 for 1997 and were all incurred by MMC and GmBH ($605,599 in 1996 and all incurred by MMC).

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

           Stock Options
          The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123).

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

           Organization Costs
           Organization costs of MMC and GmBH are being amortized over sixty months.

           Goodwill
           Goodwill relating to the acquisition of Genesis is being amortized over ten years. Goodwill relating to the acquisition of GCCA is being amortized over five years.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996


 NOTE 2:   SUMMARY OF SIGNIFICANT  ACCOUNTING PRINCIPLES (continued)

          Deferred Debt Issue Costs These costs are associated with raising money by issuing convertible notes. The costs are being amortized over the life of the notes (ten years). In the event the notes are converted to common stock, the remaining unamortized costs will be charged to additional paid-in capital.

           Income Taxes
           Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 1998 and 1997 was zero. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 1998, temporary differences arose primarily from differences in the timing of recognizing expenses for financial reporting and income tax purposes. Such differences include depreciation, bad debt allowance, and various accrued operating expenses.

           Loss per Share
           Loss per common share is computed by dividing net loss by the weighted average shares outstanding during each period. The convertible notes which are convertible to common stock have not been considered in the calculation as their inclusion would be antidilutive.

           Reclassification of Certain Items
           The   operations  of  P&H  and  MMC  for  1997  and  1996  have  been reclassified in the discontinued operations section of the statements of operations.

NOTE 3:    CAPITALIZATION
           The Company's authorized stock includes 25,000,000 shares of Class "A" common stock at $.001 par value. Shareholders approved 100,000,000 authorized shares but the appropriate document has yet to be filed with the State of Nevada.

           During 1998, the Company sold 250,000 shares of S-8 stock for $250,000 cash.

           During 1997, the Company sold 1,022,600 shares of S-8 stock at $1.00 per share, issued 150,000 shares of restricted stock at $2.00 per share in connection with the GCCA acquisition, issued 428,142 shares of Regulation S stock to retire debt of $1,498,500 and issued 214,287 shares of restricted stock at $3.50 per share for the remaining 50% of P & H.

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

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996


NOTE 6:    PROPERTY, PLANT, AND EQUIPMENT
           Property, plant, and equipment as of December 31, 1998 and 1997 are summarized as follows:

                                                               Accumulated                 Net Book Value
                                                Cost           Depreciation          1998                1997
                                             ----------       -------------       ---------------  ----------------
             Transportation Equipment        $  240,307       $      92,669       $       147,638  $        230,042
             Machinery & Equipment              115,505              44,542                70,963           637,573
             Furniture & Fixtures                     0                   0                     0            85,200
             Leasehold Improvements              16,493               6,361                10,132            48,083
                                             ----------       -------------       ---------------  ----------------

                                             $  372,305       $     143,572       $       228,733  $      1,000,898
                                             ==========       =============       ===============  ================

           Depreciation expense is calculated under straight-line and accelerated methods based on the estimated service lives of depreciable assets. Depreciation expense for the year ended December 31, 1998 amounted to $57,759, ($217,943 in 1997).

           Included in machinery and  equipment is $59,315 of equipment  under a
           capital  lease  at  December  31,  1997.   The  related   accumulated
           depreciation at December 31, 1997 is $51,397.

NOTE 7:    LOANS RECEIVABLE - RELATED PARTIES

                                 1998        1997
              Due From         Amount       Amount      Interest Rate        Due Date
           Officer of MMC(1)  $   52,500  $    52,500         0%          December 31, 1997

           (1)The $52,500 is due from a former officer/employee of MMC. The Company expects to collect the amount in 1999, even though it is past-due.

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

NOTE 9:    RELATED PARTY TRANSACTIONS
           During 1998,  $180,000 was paid or accrued to the Company's President
           and    $105,067    was   paid   or   accrued    to   the    Company's
           Secretary/Treasurer.

           During 1997 $145,000 was paid to the Company's President, $140,000 was paid or accrued to the Company's former Secretary/Treasurer, and $87,733 was paid or accrued to the current Secretary/Treasurer. See also Note 14.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996


NOTE 10:   LONG-TERM DEBT

                                                                                      1998            1997
                                                                                  -----------   -----------------
           Note payable - Bank.  Payable in monthly  installments of $3,317 plus interest  at prime  plus 1% per  annum  and  secured  by  accounts
              receivable,   other  rights  to  payment,   general   intangibles,
              inventory, and equipment of P & H. Debt matures
              in December, 1999.                                                  $         0   $          72,954

           Note payable - bank.  Interest payments only until May, 1998 at which time it is  converted  to 48 monthly  installments  of $7,235 plus interest at prime (8.5% at  December  31,  1997) plus 1% per annum and  secured  by  assets of P&H.  Debt  matures  in May 2002.  The agreement contains certain financial and restrictive covenants. As of December  31,  1997,  P&H was not in  compliance  with  certain financial covenants. On March 2, 1998, the bank waived such events of noncompliance as
              of such date.                                                                 0             347,303

           Genesis finances certain equipment for various items:

           8.95% Note payable to bank in monthly installments of
              $424, including interest through February 12, 2002.                      14,184                   0

           9.40% Note  payable  to a  lending  institution  payable  in  monthly installments of $927, plus interest through November
              29, 1999, secured by vehicle (paid off early)                                 0              17,890

           GCCA finances certain equipment for various items:

           10.25%  Note  payable  to  bank  in  monthly  installments  of  $368, including interest through November 1999,
              secured by vehicle (Paid off in 1998)                                         0               7,355

           10.25%  Note  payable  to  bank  in  monthly  installments  of  $432, including interest through December 1999, secured by vehicle
              (Paid off in 1998)                                                            0               9,679
                                                                                  -----------   -----------------
                                                                                       14,184             455,181
              Less current portion                                                      3,978            (108,542)
                                                                                  -----------   -----------------

                                                                                  $    10,206   $         346,639
                                                                                  ===========   =================

           Scheduled maturities of these obligations are as follows:

                  Year ending December 31,
                                          1999            $   3,978
                                          2000                4,349
                                          2001                4,754
                                          2002                1,103
                                                           --------

                                                          $  14,184

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996


NOTE 11:   CONVERTIBLE NOTES
           At December 31, 1997, the Company owes $17,001,500 to various entities in the form of convertible notes ($14,504,000 at December 31, 1996). The notes bear interest at 10% per annum and the interest is payable on January 16 and July 16 of each year, beginning January 16, 1997. The notes are part of an overall maximum $18,500,000 indenture.

           Conversion
           The holder of any Note will have the right anytime prior to maturity, to convert the principal thereof (or any portion thereof that is an integral multiple of $1,000) into shares of Common Stock at the conversion price of US $2.75 (the "Conversion Price"), except that if a Note is called for redemption, the conversion right will terminate at the close of business on the business day immediately preceding the date fixed for redemption. Upon conversion, no adjustment will be made for interest or dividends, but if any holder surrenders a Note for conversion between the record date for the payment of an installment of interest and the next interest payment date, then, notwithstanding such conversion, the interest payment on such interest payment date will be paid to the registered holder of such Note on such record date. In such event, such Note which surrendered for conversion, must be accompanied by payment of an amount equal to the interest payable on such interest payment date on the portion so converted. No fractional shares will be issued upon conversion but a cash adjustment will be made for any fractional interest.

           At December 31, 1998 the notes could have been converted into 6,182,364 shares of the Company's common stock.

           Optional Redemption
           The Notes will be redeemable at the option of the Company, in whole or in part, at any time and from time to time, on and after September 15, 1997, on not less than 15 nor more than 60 days' notice by first class mail, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period beginning September 15 of the year indicated below, in each case, together with accrued interest thereon to the redemption date:

                                Year              Percentage
                           --------------         -----------
                                 1997                110.00%
                                 1998                108.75%
                                 1999                107.50%
                                 2000                106.25%
                                 2001                105.00%
                                 2002                103.75%
                                 2003                102.50%
                                 2004                101.25%
                                 2005                100.00%

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

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996


NOTE 11:   CONVERTIBLE NOTES (continued)
           "Senior  Indebtedness"  includes (i) all  indebtedness of the Company
           (a) for borrowed money, (b) which is evidenced by a note, debenture or similar instrument (including a purchase money mortgage) given in connection with the acquisition of any property or assets (other than inventory or similar property acquired in the ordinary course of business), including securities, or (c) for the payment of money relating to a Capitalized Lease Obligation (as defined in the Indenture); (ii) any liability of others described in the preceding clause which the Company has guaranteed or which is otherwise its legal liability; and (iii) any amendment, renewal, extension, or refunding of any such liability; provided, however, that Senior Indebtedness will not include any indebtedness of the Company to a subsidiary or any indebtedness or guarantee of the Company which, by its terms or the terms of the instrument creating or evidencing it, is not superior in right of payment to the Notes.

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

           On March 17, 1998, the Company announced the restructuring of its convertible notes. $351,500 of the original $17,001,500 debt remains unchanged in its terms. Holders of $16,650,000 of original debt accepted the Company's offer to convert to $8,325,000 of 7.5% secured convertible notes due December 31, 2006. The holders also will receive one share of Dynamic's common stock for each $2 of original debt and one warrant to purchase Dynamic's common stock at $1.50 per share until December 31, 2000. 4,162,500 shares of Dynamic's common stock and 8,325,000 warrants will be issued to complete the transaction.

           Summary:
           Before the transaction:
                     Principal Amount               Interest Rate
                  $           17,001,500               10.0%

           After the transaction:
                     Principal Amount               Interest Rate
                  $            8,325,000                7.5%
                                 351,500                10.0%
                  ----------------------

                  $            8,676,500
                  ======================

           The new convertible notes of $8,325,000 are secured by the accounts receivable of Genesis and GCCA. The security interest is subordinated to banks, financial institutions or any lender or creditors as the Board of Directors may deem appropriate.

           The holders of the new notes also waived the January, 1999 interest payment due under the terms of the old notes.

NOTE 12:   INCOME TAXES
           Components of income tax (benefit) are as follows:
                                             1998                1997
                                         ------------        -----------
                  Current
                    Federal              $          0        $     4,666
                    State                     127,128            315,512
                                         ------------        -----------
                                              127,128            320,178
                                         ------------        -----------
                  Deferred
                    Federal                         0            487,500
                    State                           0                  0
                                         ------------        -----------
                                                    0            487,500
                                         ------------        -----------
                  Income tax (benefit)   $    127,128        $   807,678
                                         ============        ===========

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996


NOTE 12:   INCOME TAXES (continued)
           A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

                                                     1998            1997
                                                 ------------     ---------
             Income tax computed at federal
              statutory tax rate                 $ (2,045,007)    $ 210,000
             Tax associated with uncertainty
              of utilizing loss                     2,054,208             0
             Tax associated with lost net
              operating loss benefits                       0       305,000
             State taxes (net of federal benefit)     117,927       292,678
                                                 ------------     ---------
                                                 $    127,128     $ 807,678
                                                 ============     =========

           Significant components of the Company's deferred tax liabilities and assets for income taxes consist of the following:

                                                     1998            1997
                                                 ------------     ---------
              Current deferred tax assets
                 Net operating loss              $    300,000     $ 300,000
                                                 ------------     ---------
              Net deferred current tax assets    $    300,000     $ 300,000
                                                 ============     =========
              Long-term deferred tax asset
                 Net operating loss              $          0     $       0
                                                 ============     =========
              Long-term deferred tax liabilities
                 Difference in fixed assets      $    300,000     $       0
                                                 ============     =========

           There was no net change in the valuation allowance for the years ended December 31, 1998 and December 31, 1997.

           At December 31, 1998, the Company has a federal net operating loss carryover of approximately $3,145,100. The Federal loss will expire as follows:

              December 31, 2010                       $               1,100
              December 31, 2011                                   1,061,000
              December 31, 2018                                   2,083,000
                                                      ---------------------

                                                      $           3,145,100
                                                      =====================

NOTE 13:   INCENTIVE STOCK OPTION PLAN / WARRANTS
           During 1995, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 2,000,000. At December 31, 1997, all 2,000,000 options have been granted. The Company also can grant non-qualified stock options. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000 for qualified options and $1,000,000 for non-qualified options. For 10% shareholders, the option price shall not be less than 100% of the fair market value of the shares on the grant date and the exercise period shall not exceed 5 years from the grant date. In the case of non-qualified stock options, the option price shall not be less than $1.00 per share, or at a price exceeding $1.00 per share at the discretion of the Committee. During 1996 the following options were granted:

              150,000 shares to the President 405,000 shares to the Secretary 200,000 shares to a Director 100,000 shares to a Director
              200,000 shares to the Vice President of Corporate Communications 945,000 shares to others

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996


NOTE 13:   INCENTIVE STOCK OPTION PLAN / WARRANTS (continued)
           The exercise price is $1.00 per share. During 1998, 250,000 shares were sold and during 1997, 1,022,600 shares were sold pursuant to the plan.

           During 1996, 184,000 shares were sold pursuant to the plan.

           543,400 options were cancelled and 0 options remain unexercised at December 31, 1998.

           There are 117,500 options at an exercise price of $2.25 per share which expire September 30, 2002.

           An entity has 250,000 warrants to purchase the Company's common stock at $.70 per share, prior to May 19, 2003. The warrants were given for services performed by the entity.

NOTE 14:   COMMITMENTS AND CONTINGENCIES
           The Company is provided with office space and other management services on a month-to-month basis by Amteck Management, Inc., an entity controlled by the Company's former Secretary. $69,700 was paid to Amteck in 1998. $124,221 was paid to Amteck during 1997. $1,000 per month was paid to Amteck as rent in 1997. Other fees to Amteck will be based on services received. Officers currently are receiving no salary but are being paid management fees when services are
           provided.   Various  other  individuals  are  paid  as  services  are
           performed.

           For 1999, it is projected that the Company's President will receive $15,000 monthly and the Secretary will receive $8,000 monthly.

           The Vice President of Operations for Genesis will receive $120,000 in 1999.

           Future scheduled payments under these employment related commitments are as follows:

            Year Ending
            December 31, 1999                       $         276,000
                                                    =================

           Genesis   pays  a   management   fee  of  $15,000   per  month  on  a
           month-to-month basis for services provided to Genesis and GCCA.

           Genesis leases equipment under operating leases expiring through 1999.

           Future minimum lease payments are as follows:

                        Year Ending
                        December 31, 1999             $               3,978
                                                      =====================

           Genesis leases its facility at $2,800 per month through September 30, 1999 at which time the rent increases to $3,000 per month through September, 2000. Genesis also pays the taxes and utilities.

           Future minimum lease payments are as follows:

                  Year Ending
              December 31, 1999                       $              34,200
              December 31, 2000                                      27,000
                                                      ---------------------

                                                      $              61,200
                                                      =====================

           Genesis and GCCA together expect to pay about $2.5 million in consulting fees in 1999.

           Through November, 1998, Genesis leased an aircraft from a related party on a monthly basis, but the payment was not determined until the end of each month. During 1998, payments to the entity were about $274,000. During 1997, payments to the entity were about $323,000.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996


NOTE 14:   COMMITMENTS AND CONTINGENCIES (continued)
           Rental expense for the year ended December 31, 1998 was $69,395 ( $253,868 in 1997 and $203,299 in 1996) which includes $7,298 paid by
           MMC to P & H in 1997 ($7,120 in 1996).

NOTE 15:   FAIR VALUE OF FINANCIAL INSTRUMENTS
           The carrying amount of cash and cash equivalents, loans, and interest receivable, accounts payable, accrued expenses and interest payable approximate fair value due to the short maturity periods of these instruments. The fair value of the Company's long-term debt, based on the present value of the debt, assuming interest rates as follows at December 31, 1998 was:

                    Note at 8.95%                  $              10,616
                    Convertible notes at 10.0%                 8,867,925
                                                   ---------------------
                                                   $           8,878,541
                                                   =====================

NOTE 16:   INDUSTRY SEGMENTS
           In 1998, the Company received its revenue from one source: management fees earned by Genesis and GCCA. Information about that segment for the year ended December 31, 1998 is as follows:

                1998                     Management
                                            Fees          Other (1)      Consolidated
                                       --------------  --------------   --------------
                Management fees        $   12,498,922  $            0   $   12,498,922

                Operating profit (loss)$    1,472,195  $   (3,615,259)  $   (2,143,064)
                                       ==============  ==============   ==============

                Identifiable assets at
                 December 31, 1998     $    3,969,993  $            0   $    3,969,993
                Corporate assets              969,343      21,001,679       21,971,022
                                       --------------  --------------   --------------

                Total assets at
                December 31, 1998     $     4,939,336  $   21,001,679   $   25,941,015
                                      ===============  ==============   ==============

           Prior to 1998, the Company received its revenue from two sources: management fees earned by Genesis and GCCA and sales of components and subsystems made by P & H. Information about those segments for the years ended December 31, 1997 and 1996 is as follows:

                1997                      Management
                                            Fees            Sales          Other (2)       Consolidated
                                       --------------  --------------   --------------    --------------
                Sales and
                  Management fees      $   14,619,951  $    3,382,388   $            0    $   18,002,339

                Operating profit (loss)$    4,978,571  $     (102,777)      (5,303,797)   $     (428,003)
                                       ==============  ==============   ==============    ==============

                Identifiable assets at
                 December 31, 1997     $    3,979,050  $    1,911,239   $      164,237    $    6,054,526
                Corporate assets            1,939,625         461,552       24,384,491        26,785,668
                                       --------------  --------------   --------------    --------------

                Total assets at
                December 31, 1997      $    5,918,675  $    2,372,791   $   24,548,728    $   32,840,194
                                       ==============  ==============   ==============    ==============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996


NOTE 16:      INDUSTRY SEGMENTS (continued)

                1996                      Management
                                            Fees            Sales          Other (2)       Consolidated
                                       --------------  --------------   --------------    --------------
                Sales and
                 Management fees       $    1,122,500  $    3,395,098   $            0    $    4,517,598

                Operating profit (loss)$      440,487  $      171,969       (1,985,389)   $   (1,372,933)
                                       ==============  ==============   ==============    ==============

                Identifiable assets at
                 December 31, 1996     $    1,451,361  $    1,415,795   $       79,322    $    2,946,478
                Corporate assets              329,033         782,854       29,896,455        31,008,342
                                       --------------  --------------   --------------    --------------

                Total assets at
                December 31, 1996      $    1,780,394  $    2,198,649   $   29,975,777    $   33,954,820
                                       ==============  ==============   ==============    ==============

           Operating profit is total revenue less cost of goods sold, selling, general and administrative expenses, research and development and bad debts.

           Identifiable assets are those used by each segment of the Company's operations. Corporate assets are primarily cash, commercial paper, deferred costs and intangibles.

              (1)Reflects general and administrative expenses of the Company which reduce operating profit of the segment to an operating loss on a consolidated basis. Amortization of goodwill in the amount of $2,545,280 is also included.

              (2) Reflects general and administrative expenses, research and development and bad debts of the Company and MMC which reduce operating profit of the segments to an operating loss on a consolidated basis. Amortization of goodwill in the amount of $2,515,530 is also included.

              (3)Reflects general and administrative expenses, research and development and bad debts of the Company and MMC which reduce operating profit of the segments to an operating loss on a consolidated basis. Amortization of goodwill in the amount of $202,190 is also included.

           Pre-consolidation net income (loss) is as follows:

                                                    1998               1997                  1996
                                             -----------------   -----------------    ------------------
              Dynamic                        $      (5,320,553)  $      (5,531,798)   $       (1,624,870)
              MMC/GmBH                                       0          (1,127,675)             (595,318)
              P & H                                          0             (51,804)              128,409
              Genesis                                 (981,840)          2,845,514               258,829
              GCCA                                     160,540             542,452                     0
                                             -----------------   -----------------    ------------------
                                                    (6,141,853)         (3,323,311)           (1,832,950)
              (Tax) benefit adjustment                       0            (222,535)              940,334
              Minority interest                              0                   0               (64,205)
                                             -----------------   -----------------    ------------------

                Adjusted Net Loss            $      (6,141,853)  $      (3,545,846)   $         (956,821)
                                             =================   =================    ==================

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

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996


NOTE 17:   ACQUISITION OF SUBSIDIARIES (continued)
           In December 1996, the Company purchased 100% of the outstanding stock of Genesis for $25,373,000. $15,050,000 was paid in cash or notes and accounts payable. $10,323,000 was paid by issuing 3,100,000 shares of restricted common stock at a value of $3.33 per share. $24,262,775 of the purchase price has been allocated to goodwill which is being amortized over ten years. The results of operations for Genesis for December 31, 1996 are included in the consolidated statements of operations.

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

NOTE 18:   1998 EVENTS
           On February 25, 1998, the Company announced that it would spin-off two of its subsidiaries, MMC (which includes GmBH) and P&H, into a new public entity to be called MW Medical, Inc. If the spin-off had occurred on December 31, 1997, the consolidated total assets would have been reduced by about $2.5 million and consolidated total liabilities would have been reduced by about $.8 million.

           The loss associated with MMC and P&H for the year ended December 31, 1997 was about $1.18 million.

           In 1998, Dynamic recorded a $2.17 million charge to bad debts to reflect money due to it from MMC/GmBH which was not repaid.

NOTE 19:   SUBSEQUENT EVENTS
           As discussed in Note 11, the Company in early 1999 was able to reduce its long-term convertible debt by almost half. Had the restructuring occurred prior to December 31, 1998, the following accounts would have been affected:

              Discharge of indebtedness income in the amount of $9,060,491 would have been recorded consisting of debt reduction of $8,325,000 and reduced interest payable of $739,653 and common stock of $4,162. Interest payable would have been reduced by $739,653. Deferred debt issue costs would have been reduced by $651,402 and charged to additional paid-in-capital as a capital raising cost.

              The discharge of indebtedness income will be non-taxable as the Company is insolvent for tax purposes under Code Section 108 of the Internal Revenue Code.

                Net loss as stated                        $  (6,141,853)
                Discharge of indebtedness income              9,060,491
                                                          -------------
                Net income had event occurred in 1998         2,918,638

                Convertible notes as stated                  17,001,500
                1999 restructuring                           (8,325,000)
                                                          -------------
                Balance had event occurred in 1998            8,676,500

                Deferred debt issue costs as stated           1,331,307
                1999 restructuring                             (651,402)
                                                          -------------
                Balance had event occurred in 1998              679,905

                Accrued interest payable as stated              791,851
                1999 restructuring                             (739,653)
                                                          -------------
                Balance had event occurred in 1998               52,198

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1998, 1997, and 1996


NOTE 19:   SUBSEQUENT EVENTS (continued)
                Common stock as stated                           14,224
                1999 restructuring                                4,162
                                                          -------------
                Balance had event occurred in 1998               18,386

                Retained deficit as stated                  (11,264,987)
                1999 restructuring                            9,060,491
                                                          -------------
                Balance had event occurred in 1998           (2,204,496)

                Additional paid-in-capital as stated         18,512,330
                1999 restructuring                             (651,402)
                Balance had event occurred in 1998           17,860,928

NOTE 20:   SUBSEQUENT EVENTS - POSSIBLE MERGER
           On March 30, 1999, the Company contributed the stock of Genesis and Geriatric to a newly formed limited liability company ("LLC"). Another entity also contributed its shares of a subsidiary to the LLC. Later in 1999, it is the intent of the parties to effect a merger with a newly formed subsidiary of the Company which is named Dynamic Acquisition Corporation. The shareholders of the other entity will end up with 55% of the outstanding stock of the Company which will result in a change of control of the Company. The Company's shareholders have until December 1, 1999 to approve the above transactions.

NOTE 21:   POSSIBLE LITIGATION
           In December of 1998, the Company began a forensic audit to determine whether its subsidiaries were using proper management procedures in conducting its business operations. Upon completion of the forensic audit, the Company will determine whether legal proceedings against former officers and employees of Genesis and GCCA are appropriate.

NOTE 22:   PRO FORMA CONSOLIDATED FINANCIAL STATEMENTS
           See  the  following  pages  for  unaudited   condensed   consolidated
           financial statements which assume the entities were together as of the beginning of each period presented.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                                  BALANCE SHEET
                                December 31, 1995

                                                                                      Pro Forma      Consolidated
                                                    Dynamic         Genesis          Adjustments       Pro Forma
                                               ---------------   ------------     ---------------   --------------
ASSETS
   CURRENT ASSETS
      Cash                                     $       959,843   $    178,945 (1) $      (500,000)  $      638,788
      Short-term commercial paper                      329,157              0                              329,157
      Accounts receivable                              810,825        589,500                            1,400,325
      Loans receivable - related parties               272,300              0                              272,300
      Loans receivable                                       0          7,494                                7,494
      Accrued interest                                   4,202              0                                4,202
      Inventory                                        588,803              0                              588,803
      Prepaid expense                                    4,523         16,639                               21,162
      Deferred tax benefit                              53,000              0                               53,000
                                               ---------------   ------------     ---------------   --------------

                        TOTAL CURRENT ASSETS         3,022,653        792,578            (500,000)       3,315,231

   PROPERTY, PLANT AND
       EQUIPMENT                                       177,757        247,822                              425,579

   OTHER ASSETS
      Goodwill                                               0              0 (1)      12,000,000       25,257,080
                                                                              (2)       3,000,000
                                                                              (3)      10,323,000
                                                                              (4)          50,000
                                                                              (5)        (115,920)
      Deposits                                          21,315            200                               21,515
      Organization costs                                 1,120              0                                1,120
                                               ---------------   ------------     ---------------   --------------
                                                        22,435            200          25,257,080       25,279,715
                                               ---------------   ------------     ---------------   --------------

                                               $     3,222,845   $  1,040,600     $    24,757,080   $   29,020,525
                                               ===============   ============     ===============   ==============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                            BALANCE SHEET (Continued)
                                December 31, 1995


                                                                                      Pro Forma      Consolidated
                                                    Dynamic         Genesis          Adjustments       Pro Forma
                                               ---------------   ------------     ---------------   --------------
LIABILITIES & EQUITY
   CURRENT LIABILITIES
      Accounts payable and accrued
          expenses                             $       320,254   $    309,466 (4) $        50,000   $      679,720
      Bridge loan                                      220,000              0 (2)       3,000,000        3,220,000
      Current portion of long-term debt                 77,823              0                               77,823
      Income taxes payable                             129,805         46,544                              176,349
                                               ---------------   ------------     ---------------   --------------

                   TOTAL CURRENT LIABILITIES           747,882        356,010           3,050,000        4,153,892

   Long-term debt                                      173,652        542,575 (1)      11,500,000       12,216,227
   Loan from shareholders                                    0         26,095                               26,095
   Deferred income taxes                                54,000              0                               54,000
                                               ---------------   ------------     ---------------   --------------

                           TOTAL LIABILITIES           975,534        924,680          14,550,000       16,450,214

   Minority interest in subsidiary                     775,389              0                              775,389

   STOCKHOLDERS' EQUITY
      Common stock $.001 par value:
      Authorized - 25,000,000 shares
      Issued and outstanding 7,000,000
          shares                                         7,000          1,000 (3)           3,100           10,100
                                                                              (6)          (1,000)
      Additional paid-in capital                     1,335,000              0 (3)      10,319,900       11,539,980
                                                                              (5)        (115,920)
                                                                              (6)           1,000
      Earnings (deficit) accumulated
          during the development stage                 129,922        114,920                              244,842
                                               ---------------   ------------     ---------------   --------------

                  TOTAL STOCKHOLDERS' EQUITY         1,471,922        115,920          10,207,080       11,794,922
                                               ---------------   ------------     ---------------   --------------

                                               $     3,222,845   $  1,040,600     $    24,757,080   $   29,020,525
                                               ===============   ============     ===============   ==============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                          Year ended December 31, 1996

                                                                                     Pro Forma           Consolidated
                                                    Dynamic         Genesis*         Adjustments           Pro Forma
                                               ---------------   ------------     ---------------   --------------
Net Sales                                      $     3,395,098   $          0     $                 $    3,395,098
Management fee income                                        0      9,678,360                            9,678,360
Cost of sales                                        2,496,997              0                            2,496,997
                                               ---------------   ------------     ---------------   --------------

                                GROSS PROFIT           898,101      9,678,360                           10,576,461

Selling and general and administrative
   expenses                                          2,103,622      6,085,933                            8,189,555
Research and development                               605,599              0                              605,599
Bad debts                                                2,300        692,500                              694,800
                                               ---------------   ------------     ---------------   --------------
                                                     2,711,521      6,778,433                            9,489,954
                                               ---------------   ------------     ---------------   --------------

                 NET OPERATING INCOME (LOSS)        (1,813,420)     2,899,927                            1,086,507

OTHER INCOME (EXPENSE)
   Interest income                                      97,903            426                               98,329
   Interest expense                                   (268,725)       (16,239)                            (284,964)
   Miscellaneous income                                  8,162              0                                8,162
   Unrealized decline in investment                    (41,400)             0                              (41,400)
                                               ---------------   ------------     ---------------   --------------
                                                      (204,060)       (15,813)                            (219,873)
                                               ---------------   ------------     ---------------   --------------

                           NET INCOME (LOSS)
                     BEFORE INCOME TAXES AND
                           MINORITY INTEREST        (2,017,480)     2,884,114                              866,634

INCOME TAX EXPENSE (BENEFIT)                            73,500        180,980(7)         (939,535)        (685,055)
                                               ---------------   ------------     ---------------   --------------

                           NET INCOME (LOSS)
                    BEFORE MINORITY INTEREST        (2,090,980)     2,703,134             939,535        1,551,689

INORITY INTEREST                                      (64,205)              0                              (64,205)
                                               ---------------   ------------     ---------------   --------------

                           NET INCOME (LOSS)   $    (2,155,185)  $  2,703,134     $       939,535   $    1,487,484
                                               ===============   ============     ===============   ==============

Net income (loss) per weighted
   average share                               $          (.26)  $      29.22                       $          .18
                                               ===============   ============                       ==============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                 8,377,442         92,500                            8,377,442
                                               ===============   ============                       ==============

   * Includes the month of December, 1996 which is also included in the audited Statements of Operations shown at Page F-3.

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

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                   UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                             STATEMENT OF OPERATIONS
                          Year ended December 31, 1997

                                                                                     Pro Forma           Consolidated
                                                    Dynamic           GCCA*          Adjustments           Pro Forma
                                               ---------------   ---------------     ----------------  ---------------
Net Sales                                      $     3,382,388   $             0     $                 $     3,382,388
Management fee income                               14,619,951           244,125                            14,864,076
Cost of sales                                        2,659,882                 0                             2,659,882
                                               ---------------   ---------------     ----------------  ---------------

                                GROSS PROFIT        15,342,457           244,125                            15,586,582

Selling and general and administrative
   expenses                                         11,342,791            26,792                            11,369,583
Depreciation and amortization                        2,733,713                 0                             2,733,713
Research and development                             1,103,831                 0                             1,103,831
Bad debts                                              590,125                 0                               590,125
                                               ---------------   ---------------     ----------------  ---------------
                                                    15,770,460            26,792                            15,797,252
                                               ---------------   ---------------     ----------------  ---------------

                  NET OPERATING INCOME (LOSS)         (428,003)          217,333                              (210,670)

OTHER INCOME (EXPENSE)
   Interest income                                      89,323                 0                                89,323
   Interest expense                                 (2,000,258)                0                            (2,000,258)
   Miscellaneous income                                  8,003                 0                                 8,003
   Loss on disposal of equipment                       (23,986)                0                               (23,986)
   Unrealized decline in investment                   (383,247)                0                              (383,247)
                                               ---------------   ---------------     ----------------  ---------------
                                                    (2,310,165)                0                            (2,310,165)
                                               ---------------   ---------------     ----------------  ---------------

                            NET INCOME (LOSS)
                      BEFORE INCOME TAXES AND
                            MINORITY INTEREST       (2,738,168)          217,333                            (2,520,835)

INCOME TAX EXPENSE (BENEFIT)                           807,678            13,000              (13,000)         807,678
                                               ---------------   ---------------     ----------------  ---------------

                            NET INCOME (LOSS)
                     BEFORE MINORITY INTEREST       (3,545,846)          204,333               13,000       (3,328,513)

MINORITY INTEREST                                            0                 0                                     0
                                               ---------------   ---------------     ----------------  ---------------

                            NET INCOME (LOSS)  $    (3,545,846)  $       204,333     $         13,000  $    (3,328,513)
                                               ===============   ===============     ================  ===============

Net income (loss) per weighted
   average share                               $          (.27)                                        $          (.25)
                                               ===============                                         ===============

Weighted average number of common
   shares used to compute net income
   (loss) per weighted average share                13,057,008                                              13,057,008
                                               ===============                                         ===============

   * Reflects activity for first quarter of 1997 (prior to acquisition) which is not included in the audited Statements of Operations shown at Page F-3.