Form 10QSB
period 1999-03-31
DYNAMIC ASSOCIATES INC
filed 1999-05-24
CIK 878146

UNITED STATES
                                    SECURITIES AND EXCHANGE COMMISSION
                                           Washington, DC 20549


                                               FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 1999

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to

Commission File Number 33-55254-03

                            DYNAMIC ASSOCIATES, INC.
        (Exact name of Small Business Issuer as specified in its charter)


         Nevada                                 87-0473323
(State or other jurisdiction of             (IRS Employer
         incorporation )                     Identification No.)

6955 East Caballo Drive
Paradise Valley, Arizona                              85253
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding as of
             Class                                      March 31, 1999
------------------------------------         -----------------------------------
$.001 par value Class A Common Stock                 18,386,429 shares

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

General
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that can be expected for the year ending December 31,1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is engaged in managing the operation of psychiatric/geriatric units for various hospitals through Genesis and GCCA, wholly owned subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had $40,416 in cash and cash equivalents. The Company incurred an ordinary loss of $.07 per share after deducting $651,348 for amortization of goodwill and depreciation. The cost of goodwill and debt cost amortization is approximately $.04 per share. Cash flow generated from operations was approximately $.03 per share.

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

During the three months ended March 31, 1999, management fees of $95,958 were paid compared to $45,000 for the same period in 1998. The Company's President received or was accrued the amount of $63,958 and the Company's Secretary/Treasurer received or was accrued the amount of $32,000.

Net ordinary loss for the three months ended March 31, 1999 was $1,811,553 compared to a loss of $2,727,268 for the same period in 1998. The net loss is $.11 per share for the quarter. A charge for amortization of goodwill and depreciation of $651,348 was incurred in the period which represents $.04 per share. The Company generated from operations a positive cash flow of $.03 per share. Net loss for the period is due largely to bad debts that arose due to reducing amounts due from management fees in exchange for earlier payment by the contracted units.

Management fee income was $2,484,166 for the three months ended March 31, 1999 compared to $3,722,506 for the same period in 1998. This is a 33% decrease from 1998.

General and administrative expenses for the three months ended March 31, 1999 were $1,854,082 compared to $3,112,905 for the same period in 1998.

Depreciation and amortization expenses for the three months ended March 31, 1999 were $15,028 and $636,320 respectively compared to $14,974 and $636,320 for the same period in 1998.

Interest expense for the three months ended March 31, 1999 was $291,052 compared to $472,115 for the same period in 1998. Interest expense is incurred to the Convertible Note Holders of the Company. During the quarter ended March 31, 1999, the Company was able to lower the interest rate from 10.0% to 7.5% on most of its debt.

During the quarter ended March 31, 1999, the Company recorded an extraordinary gain in the amount of $7,955,381 from restructuring its convertible notes. The extraordinary gain represented income of $.49 per share.

Impact of the Year 2000 Issue
The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy. The Company believes that its computer programs are Y2K compliant and does not expect to be adversely affected by the issue.

On March 30, 1999, the Company entered into a Capital Contribution Agreement with ACS2, Inc. ("ACS") and Advanced Clinical Systems, Inc. ("Advanced") under which the Company contributed its operating subsidiaries, Genesis Health
Management Company ("Genesis") and Geriatric Care Centers of America, Inc. ("GCCA"), and ACS contributed its subsidiary, Advanced, and the operating subsidiaries of Advanced to a newly formed Nevada Limited Liability Company known as Advanced-Dynamic, LLC ("LLC"). In consideration of which, each of the Company and ACS received a fifty percent (50%) equity interest in the LLC. The Capital Contribution Agreement and the contributions to the LLC were completed contemporaneously on March 30, 1999 with the parties agreement to the LLC's Operating Agreement. The LLC's Operating Agreement sets forth the agreement of the Company and ACS with respect to the ownership and management of the LLC, the Dynamic Subsidiaries and the Advanced Subsidiaries pending consummation of a proposed merger of ACS into Dynamic Acquisition Corporation ("DAC"), a newly formed, wholly owned subsidiary of Dynamic (the "Merger"). The LLC's Operating Agreement also sets forth the agreement of the Company and ACS to dissolve the LLC and return the subsidiaries to their respective companies in the event that the Merger (more fully described below) is not consummated by December 15, 1999.

On the same date (March 30, 1999), the Company, DAC, ACS and Advance also entered into an agreement and plan of Merger (the "Merger Agreement"). This Merger Agreement contemplated that upon approval by the holders of a majority of the outstanding shares of common stock of the Company at the Annual Meeting of shareholders to be held on June 16, 1999 (and the satisfaction or waiver of the other conditions of the Merger and Contribution Agreements), a merger will take place between DAC and ACS. Upon completion of the Merger, DAC will be the surviving company and will remain a wholly-owned subsidiary of the Company. ACS will cease to exist and the ACS shareholders will become shareholders of the Company based on an exchange of shares that will provide existing ACS shareholders with newly issued common stock representing approximately 55% of the outstanding shares of the Company.

Thereafter, the Company will directly or indirectly, be the sole controlling shareholder of all the Advanced and Dynamic Subsidiaries.

All of the terms and conditions upon which the Merger and associated agreements are to be effected are set-forth in the Merger and other agreements attached to the Form 8K filed with the Securities Exchange Commission by the Company on April 14, 1999 and more particularly discussed in the Company's Preliminary Proxy Statement (Form 14A) filed on May 18, 1999. Said documents are incorporated by reference herein.

                           PART II - OTHER INFORMATION

Item 5. Other Information

Genesis Health Management Corporation (Genesis)
In December 1996, the Company purchased 100% of the outstanding common stock of Genesis for $25,373,000. Of the purchase price, $15,050,000 was paid in cash or notes and accounts payable and $10,323,000 was paid by issuing 3,100,000 shares of the Common Stock of the Company at a value of $3.33 per share. The note issued in connection with the acquisition of Genesis was paid in full on March 3, 1997. Genesis had been operating in Louisiana for 3 years prior to the purchase by the Company. Genesis is in the business of managing and operating psychiatric/geriatric units in various hospitals (both in-patient and out-patient). At March 31, 1999, Genesis had 23 contracted units. Genesis has contracts with hospitals in the states of Louisiana, Arkansas, Mississippi and Tennessee.

Geriatric Care Centers of America, Inc. (GCCA)
On March 13, 1997, Geriatric Care Centers of America ("Geriatric"), a corporation organized pursuant to the laws of the state of Tennessee, merged with Geriatric Care Centers Acquisition Corporation, for $500,000 in cash and 150,000 shares of Common Stock of the Company. The surviving corporation is Geriatric Care Centers of America, Inc. ("GCCA"), with its registered office at 1613 Jimmie Davis Highway, Bossier City, Louisiana, 71112. The Company owns 100% of GCCA. GCCA is also in the business of managing and operating psychiatric/geriatric units in hospitals. At March 31, 1999, GCCA had 2 operating units.

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  99-1 Financial Statements as of March 31, 1999
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            DYNAMIC ASSOCIATES, INC.


DATED:  May 24, 1999         By:
                             Grace Sim, Secretary/Treasurer

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  March 31,           December 31,
                                                                                     1999                1998
                                                                                  (Unaudited)          (Audited)
                                                                                -----------------  ------------------
ASSETS
   CURRENT ASSETS
       Cash and cash equivalents                                                $          40,416  $          478,418
       Accounts receivable (less allowance for doubtful accounts of
          $2,552,100 in 1998                                                                    0           3,741,260
       Loans receivable - related parties                                                  52,500              52,500
       Other receivables                                                                        0              86,662
       Prepaid expense and other current assets                                             2,800             109,950
       Deferred tax benefit                                                                     0             300,000
                                                                                -----------------  ------------------
                                                            TOTAL CURRENT ASSETS           95,716           4,768,790

   PROPERTY, PLANT & EQUIPMENT                                                                  0             228,733

   OTHER ASSETS
       Deferred debt issue costs (less amortization of $233,476)                          643,721           1,331,307
       Investment - restricted stock                                                        8,000              17,000
       Goodwill (less amortization of $5,899,320)                                      18,958,455          19,594,775
       Deposits                                                                                 0                 410
       Investment in LLC                                                                3,429,464                   0
                                                                                -----------------  ------------------
                                                                                       23,039,640          20,943,492
                                                                                -----------------  ------------------

                                                                                $      23,135,356  $       25,941,015
                                                                                =================  ==================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
       Accounts payable                                                         $         106,759  $          596,812
       Accrued expenses                                                                   199,797             275,101
       Current portion of long-term debt                                                        0               3,978
       Accrued interest payable                                                           108,149             791,851
                                                                                -----------------  ------------------
                                                       TOTAL CURRENT LIABILITIES          414,705           1,667,742

   Long-term debt                                                                               0              10,206
   Convertible notes                                                                    8,676,500          17,001,500
                                                                                -----------------  ------------------
                                                                                        8,676,500          17,011,706
                                                                                -----------------  ------------------
                                                               TOTAL LIABILITIES        9,091,205          18,679,448

   STOCKHOLDERS' EQUITY
       Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding 18,386,429 shares (14,223,929 in 1998)                    18,386              14,224
       Additional paid-in capital                                                      19,146,474          18,512,330
       Retained deficit                                                                (5,120,709)        (11,264,987)
                                                                                -----------------  ------------------
                                                      TOTAL STOCKHOLDERS' EQUITY       14,044,151           7,261,567
                                                                                -----------------  ------------------

                                                                                $      23,135,356  $       25,941,015
                                                                                =================  ==================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                  1999                1998
                                                                           ------------------  -----------------
Management fees                                                            $        2,484,166  $       3,722,506
                                                                           ------------------  -----------------
                                                                                    2,484,166          3,722,506

General & administrative expenses                                                   1,854,082          3,112,905
Depreciation                                                                           15,028             14,974
Amortization of goodwill                                                              636,320            636,320
Bad debts                                                                           1,186,637            250,000
                                                                           ------------------  -----------------
                                                                                    3,692,067          4,014,199
                                                                           ------------------  -----------------

                                                   NET OPERATING (LOSS)            (1,207,901)          (291,693)

OTHER INCOME (EXPENSE)
     Interest income                                                                        0              9,653
     Interest expense                                                                (291,052)          (472,115)
     Miscellaneous income                                                                   0                  0
     Bad debts - former subsidiaries                                                        0         (2,169,806)
     Disposition of subsidiaries                                                            0            256,493
     Unrealized (decrease) in investment                                               (9,000)           (14,800)
                                                                           ------------------  -----------------
                                                                                     (300,052)        (2,390,575)

                                         NET (LOSS) BEFORE INCOME TAXES            (1,507,953)        (2,682,268)

INCOME TAX EXPENSE                                                                    303,600             45,000
                                                                           ------------------  -----------------

                                                      NET (LOSS) BEFORE
                                                     EXTRAORDINARY ITEM            (1,811,553)        (2,727,268)

Extraordinary item - Gain on restructuring of debt (no
     applicable income taxes)                                                       7,955,831                  0
                                                                           ------------------  -----------------

                                                      NET INCOME (LOSS)    $        6,144,278  $      (2,727,268)
                                                                           ==================  =================

Net income (loss) per weighted average share:
     Operations                                                            $             (.11) $            (.19)
     Extraordinary item                                                                   .49                .00
                                                                           ------------------  -----------------

                                                      NET INCOME (LOSS)    $              .38  $            (.19)
                                                                           ==================  =================

Weighted average number of common shares used to compute
     net (loss) per weighted average share                                         16,305,179         14,068,373
                                                                           ==================  =================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock                   Additional
                                               Par Value $.001                   Paid-In            Retained
                                         Shares              Amount              Capital             Deficit
                                    -----------------  ------------------  ------------------  -----------------
                                             >
Balances at 12/31/98                       14,223,929  $           14,224  $       18,512,330  $     (11,264,987)
   Issuance of common stock
     to restructure debt                    4,162,500               4,162             634,144
Net income for quarter                                                                                 6,144,278
                                    -----------------  ------------------  ------------------  -----------------

Balances at 3/31/99                        18,386,429  $           18,386  $       19,146,474  $      (5,120,709)
                                    =================  ==================  ==================  =================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three months ended March 31,
                                                                                  1999                1998
                                                                           ------------------  -----------------
OPERATING ACTIVITIES
   Net income (loss)                                                       $        6,144,278  $      (2,727,268)
   Adjustments to reconcile net income (loss) to cash used by operating activities:
       Depreciation and amortization                                                  695,191            701,217
       Non-cash debt restructuring                                                 (7,955,831)                 0
       Book value of spun-off subsidiaries                                                  0          1,743,312
       Bad debts                                                                    1,186,637                  0
       Unrealized change in investment                                                  9,000             14,800
       Deferred taxes                                                                 300,000                  0
   Changes in assets and liabilities:
       Accounts receivable                                                           (746,435)          (707,697)
       Prepaid expenses and other                                                     (16,425)             5,983
       Accounts payable and accrued expenses                                          167,067           (356,467)
       Income taxes payable                                                                 0           (208,328)
                                                                           ------------------  -----------------

                                NET CASH USED BY OPERATING ACTIVITIES                (216,518)        (1,534,448)

INVESTING ACTIVITIES
   Loan - other                                                                             0             (9,014)
   Purchase of equipment                                                                    0             (4,980)
   Deposits                                                                                 0            (11,496)
                                                                           ------------------  -----------------

                                NET CASH USED BY INVESTING ACTIVITIES                       0            (25,490)

FINANCING ACTIVITIES
   Cash from (to) subsidiaries / LLC                                                 (220,522)          (387,982)
   Principal payments on debt                                                            (962)            (7,093)
   Proceeds from sale of common stock                                                       0            250,000
                                                                           ------------------  -----------------


                                                   NET CASH (USED) BY
                                                 FINANCING ACTIVITIES                (221,484)          (145,075)
                                                                           ------------------  -----------------

                                DECREASE IN CASH AND CASH EQUIVALENTS                (438,002)        (1,705,013)

Cash and cash equivalents at beginning of period                                      478,418          2,616,174
                                                                           ------------------  -----------------

                           CASH AND CASH EQUIVALENTS AT END OF PERIOD      $           40,416  $         911,161
                                                                           ==================  =================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                                  $           18,029  $         864,838
   Cash paid for income taxes                                                               0            253,768

During 1999, the Company issued 4,162,500 shares of its restricted common stock and 8,325,000 warrants to purchase stock at $1.50 per share until December 31, 2000 to retire debt of $8,325,000 and accrued interest of $912,881.

During 1998, the Company purchased a vehicle in the amount of $16,943 by incurring a loan in the same amount.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: INVESTMENT IN LLC

On March 30, 1999, the Company contributed its subsidiaries Genesis and GCCA to the Advanced Dynamic, LLC. The Company owns 50% of the LLC. The Company's investment in the LLC consists of the following at March 31, 1999:

     Cash                                                                  $          220,522
     Accounts receivable (net of allowance of $291,647)                             3,342,720
     Other receivables                                                                 45,000
     Prepaid expenses                                                                 123,575
     Property, plant and equipment                                                    210,242
                                                                           ------------------

                                                             Net Assets             3,942,059

     Accounts payable                                                                 247,328
     Accrued expenses                                                                 248,445
     Income taxes payable                                                               3,600
     Note payable                                                                      13,222
                                                                           ------------------

                                                        Net Liabilities               512,595
                                                                           ------------------

                                                         Net Investment    $        3,429,464
                                                                           ==================

NOTE 2: SEGMENT INFORMATION

Pre-consolidation net income (loss) is as follows:

                           Dynamic          $     6,835,941
                           Genesis                 (747,139)
                           GCCA                      55,476
                                            ---------------

                                            $     6,144,278
                                            ===============