Form 10QSB
period 1999-06-30
DYNAMIC ASSOCIATES INC
filed 1999-08-23
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 1999.

[] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                        Outstanding as of
              Class                                       June 30, 1999
-------------------------------------         ---------------------------------
$.001 par value Class A Common Stock                  18,386,429 shares

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

BASIS OF PRESENTATION

General
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended June 30, 1999 are not necessarily indicative of the results that can be expected for the year ending December 31,1999.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On March 30, 1999, the Company entered into a Capital Contribution Agreement with ACS2, Inc. ("ACS") and Advanced Clinical Systems, Inc. ("Advanced") under which the Company contributed its operating subsidiaries, Genesis Health
Management Company ("Genesis") and Geriatric Care Centers of America, Inc. ("GCCA"), and ACS contributed its subsidiary, Advanced, and the operating subsidiaries of Advanced to a newly formed Nevada Limited Liability Company known as Advanced-Dynamic, LLC ("LLC"). Further, the Company, DAC, ACS and Advanced also entered into an agreement and plan of Merger (the "Merger Agreement"). This Merger Agreement contemplated that upon approval by the holders of a majority of the outstanding shares of common stock of the Company at the Annual Meeting of shareholders to be held on June 16, 1999 (and the satisfaction or waiver of the other conditions of the Merger and Contribution Agreements), a merger will take place between DAC and ACS.

All of the terms and conditions upon which the Merger and associated agreements are to be effected are set-forth in the Merger and other agreements attached to the Form 8K filed with the Securities Exchange Commission(SEC) by the Company on April 14, 1999 and more particularly discussed in the Company's Preliminary Proxy Statement (Form 14A) filed on May 18, 1999. The proxy statement was returned with comments from the SEC, requiring action by the Company. The Annual Meeting of the shareholders originally planned for June 16, 1999 was delayed until these comments have been cleared.

The business operations of the subsidiaries, Genesis and GCCA are being operated through the LLC under the Contribution Agreement.

At the time of the filing of this document, ACS, Advanced and the Company have preliminarily agreed to dissolve the LLC and not to proceed with the Merger. A written agreement rescinding the Contribution, Merger and other agreements connected therewith is currently being drafted and negotiated between the parties.

During the second quarter, the Company learned that one of its Directors, Mr. William H. Means had entered into a Plea Agreement on January 15, 1993 in which he pled guilty to a two-count Bill of Information in United States District Court, Western District of Louisiana, Shreveport Division, CR. No. 93-500001-01 to soliciting, demanding and accepting payments from certain individuals in violation of Title 18, United States Code, Section 215(a)(2). [18 U.S.C. ss215(a)(2)]. This information will appear in the Company's amended Form 10K to be filed shortly with the Securities and Exchange Commission.

In June 1999, a settlement was reached between the Company and certain former management and officers of its subsidiaries. On June 10, 1999, Director William
H. Means resigned from the Board of Directors of the Company, and Ms. Grace Sim was appointed as a Director by the Board of Directors to fill the vacancy. Ms. Sim has been Secretary/Treasurer of the Company since 1997.

The Company and its subsidiaries were recently named defendants in a qui tam provision under the False Claims Act, 31 U.S.C. Sec 3730, brought on by former employees of Genesis on behalf of the United States of America, which have been unsealed and served. The actions allege, in general, that its subsidiaries violated the False Claims Act, 31 U.S.C. (S) 3730 et seq., for improper claims submitted to the government for reimbursement. At this time, the Federal Government has decided not to participate in the claims.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had $231,326 in cash and cash equivalents. The Company incurred an operating loss of $.08 per share after deducting $1,302,694 for amortization of goodwill and depreciation. The cost of goodwill and debt cost amortization is approximately $.08 per share. Cash flow generated from operations was approximately $.00 per share.

RESULTS OF OPERATIONS

The financial statements present the activities of the Company, Genesis and GCCA.

During the three months ended June 30, 1999, management fees of $0 were paid compared to $68,399 for the same period in 1998. The Company's President received or was accrued the amount of $0 and the Company's Secretary/Treasurer received or was accrued the amount of $0. The officers agreed to take no compensation for the quarter ended June 30, 1999.

Net ordinary loss for the three months ended June 30, 1999 was $372,301 compared to a loss of $128,844 for the same period in 1998. The net loss is $.02 per share for the quarter. A charge for amortization of goodwill and depreciation of $651,346 was incurred in the period which represents $.04 per share. The Company generated from operations a positive cash flow of $.02 per share. The increased loss is, to a large extent, due to a reduction in management fee income from the hospital units.

Management fee income was $2,029,246 for the three months ended June 30, 1999 compared to $4,041,724 for the same period in 1998. The revenues of Genesis and GCCA are derived from the Medicare programs, which are highly regulated and subject to frequent and substantial changes. In the last 2 years, there have been fundamental changes in the Medicare programs, including the prospective payment system ("PPS"), which Genesis and GCCA are dependent on for the billing of its services. This has resulted in limitations on, and reduced levels of payment and reimbursement for the hospitals.

General and administrative expenses for the three months ended June 30, 1999 were $1,568,440 compared to $2,473,156 for the same period in 1998. The Company was able to reduce cost by restructuring the management staff of Genesis and GCCA. The contracts of several executive management personnel were not renewed at the end of 1998.

Depreciation and amortization expenses for the three months ended June 30, 1999 were $15,026 and $636,320, respectively. This was the same as in 1998 since depreciation and amortization is calculated on a straight-line method over a fixed number of years.

Interest expense for the three months ended June 30, 1999 was $192,772 compared to $475,190 for the same period in 1998. Interest expense is incurred to the Convertible Note Holders of the Company. The decline in interest payments was largely due to the refinancing of the Company's debt to these Note Holders at the end of 1998. This refinancing substantially reduced the principal obligation of the Company as well as the interest rate due thereon for most of its debt.

During the six months ended June 30, 1999, management fees of $75,769 were paid compared to $146,266 for the same period in 1998. The Company's President received or was accrued the amount of $45,375 and the Company's Secretary/Treasurer received or was accrued the amount of $30,394. The Company's President and Secretary/Treasurer agreed to forego any fees after March 30, 1999, when the Company contributed the subsidiaries to the LLC under the Contribution Agreement.

Net ordinary loss for the six months ended June 30, 1999 was $2,183,854 compared to a loss of $2,856,112 for the same period in 1998. The net loss is $.13 per share for the six months. A charge for amortization of goodwill and depreciation of $1,302,694 was incurred in the period which represents $.08 per share. The Company generated from operations a positive cash flow of $.05 per share. Net loss for the period was due largely to bad debt write offs arising out of the Company's agreement to reduce its management fees in exchange for early payment by the contracting units.

Management fee income was $4,513,412 for the six months ended June 30, 1999 compared to $7,764,230 for the same period in 1998. Since the Balanced Budget Act of 1997, Genesis and GCCA have had to reduce its management fee contracts with its hospital units.

General and administrative expenses for the six months ended June 30, 1999 were $3,422,522 compared to $5,586,061 for the same period in 1998. The Company has been successful in reducing its administrative expenses to accommodate its reduced management fee income.

Depreciation and amortization expenses for the six months ended June 30, 1999 were $30,054 and $1,272,640 respectively compared to $30,668 and $1,272,640 for the same period in 1998.

Interest expense for the six months ended June 30, 1999 was $483,824 compared to $947,305 for the same period in 1998. Interest expense is incurred to the Convertible Note Holders of the Company. The decline in interest payments was largely due to the refinancing of the Company's debt to these Note Holders at the end of 1998. This refinancing substantially reduced the principal obligation of the Company as well as the interest rate due thereon for most of its debt.

During the six months ended June 30, 1999, the Company recorded an extraordinary gain in the amount of $7,955,381 from restructuring its convertible notes. The extraordinary gain represented income of $.47 per share.

Impact of the Year 2000 Issue
The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy. The Company believes that its computer programs are Y2K compliant and does not expect to be adversely affected by the issue, however, its revenue source is directly related to certain hospitals and other government agencies that may have computer systems with Year 2000 problems. The Health Care Financing Administration (HCFA) announced in the Spring of 1998, that they would begin preparing providers and suppliers for the requirement that they submit all claims using 8-digit date fields. On January 13, 1999, HFCA notified Medicare contractors that, beginning April 5, 1999, claims not submitted in the Y2K format must be returned to providers as unprocessable. On February 1, 1999, the Medicare contractors issued bulletins to all providers detailing this April 5, 1999, compliance deadline. Since the Company is dependent on each individual hospital's submission of cost reports for claims, we have no assurances that this will be done correctly or in a timely manner and in the Y2K-compliant format so that HCFA's systems can continue to process and pay bills promptly throughout the millennium transition.

                           PART II - OTHER INFORMATION

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  99-1 Financial Statements as of June 30, 1999
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  An 8-K was filed on April 14, 1999 to announce the ACS items discussed elsewhere in this document.

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         DYNAMIC ASSOCIATES, INC.


DATED: August 23, 1999   By:
                         Grace Sim, Secretary/Treasurer

                                 DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS


                                                                                     June 30,         December 31,
                                                                                      1999                1998
                                                                                   (Unaudited)         (Audited)
                                                                                -----------------  ------------------
ASSETS
   CURRENT ASSETS
       Cash and cash equivalents                                                $         231,326  $          478,418
       Accounts receivable (less allowance for doubtful accounts of
          $427,644 in 1999, $2,552,100 in 1998)                                         3,443,769           3,741,260
       Loans receivable - related parties                                                  52,500              52,500
       Other receivables                                                                  268,372              86,662
       Prepaid expense and other current assets                                            43,670             109,950
       Deferred tax benefit                                                                     0             300,000
                                                                                -----------------  ------------------
                                                            TOTAL CURRENT ASSETS        4,039,637           4,768,790

   PROPERTY, PLANT & EQUIPMENT                                                            132,319             228,733

   OTHER ASSETS
       Deferred debt issue costs (less amortization of $261,128)                          616,069           1,331,307
       Investment - restricted stock                                                        4,000              17,000
       Goodwill (less amortization of $6,535,640)                                      18,322,135          19,594,775
       Deposits                                                                                 0                 410
                                                                                -----------------  ------------------
                                                                                       18,942,204          20,943,492
                                                                                -----------------  ------------------

                                                                                $      23,114,160  $       25,941,015
                                                                                =================  ==================

LIABILITIES & EQUITY
   CURRENT LIABILITIES
       Accounts payable                                                         $         164,897  $          596,812
       Accrued expenses                                                                   567,419             275,101
       Current portion of long-term debt                                                   11,907               3,978
       Accrued interest payable                                                            21,587             791,851
                                                                                -----------------  ------------------
                                                       TOTAL CURRENT LIABILITIES          765,810           1,667,742

   Long-term debt                                                                               0              10,206
   Convertible notes                                                                    8,676,500          17,001,500
                                                                                -----------------  ------------------
                                                                                        8,676,500          17,011,706
                                                                                -----------------  ------------------
                                                               TOTAL LIABILITIES        9,442,310          18,679,448

   STOCKHOLDERS' EQUITY
       Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding 18,386,429 shares (14,223,929 in 1998)                    18,386              14,224
       Additional paid-in capital                                                      19,146,474          18,512,330
       Retained deficit                                                                (5,493,010)        (11,264,987)
                                                                                -----------------  ------------------
                                                      TOTAL STOCKHOLDERS' EQUITY       13,671,850           7,261,567
                                                                                -----------------  ------------------

                                                                                $      23,114,160  $       25,941,015
                                                                                =================  ==================

                                 DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (Unaudited)

                                                           Three Months Ended June 30,             Six Months Ended June 30,
                                                            1999                1998               1999                1998
                                                     ------------------  -----------------   -----------------  ------------------
Management fees                                      $        2,029,246  $       4,041,724   $       4,513,412  $        7,764,230
                                                     ------------------  -----------------   -----------------  ------------------
                                                              2,029,246          4,041,724           4,513,412           7,764,230

General & administrative expenses                             1,568,440          2,473,156           3,422,522           5,586,061
Depreciation                                                     15,026             15,694              30,054              30,668
Amortization of goodwill                                        636,320            636,320           1,272,640           1,272,640
Bad debts (recovery)                                            (12,560)           485,000           1,174,077             735,000
                                                     ------------------  -----------------   -----------------  ------------------
                                                              2,207,226          3,610,170           5,899,293           7,624,369
                                                     ------------------  -----------------   -----------------  ------------------

                        NET OPERATING INCOME (LOSS)            (177,980)           431,554          (1,385,881)            139,861

OTHER INCOME (EXPENSE)
   Interest income                                                  651              4,342                 651              13,995
   Interest expense                                            (192,772)          (475,190)           (483,824)           (947,305)
   Bad debts - former subsidiaries                                    0                  0                   0          (2,169,806)
   Disposition of subsidiaries                                        0                  0                   0             256,493
   Unrealized (decrease) in investment                           (4,000)            12,000             (13,000)             (2,800)
                                                     ------------------  -----------------   -----------------  ------------------
                                                               (196,121)          (458,848)           (496,173)         (2,849,423)
                                                     ------------------  -----------------   -----------------  ------------------

                     NET (LOSS) BEFORE INCOME TAXES            (374,301)           (27,294)         (1,882,054)         (2,709,562)

INCOME TAX EXPENSE (BENEFIT)                                     (1,800)           101,550             301,800             146,550
                                                     ------------------  -----------------   -----------------  ------------------

                                  NET (LOSS) BEFORE
                                 EXTRAORDINARY ITEM            (372,301)          (128,844)         (2,183,854)         (2,856,112)

Extraordinary item - Gain on restructuring of debt
   (no applicable income taxes)                                       0                  0           7,955,831                   0
                                                     ------------------  -----------------   -----------------  ------------------

                                  NET INCOME (LOSS)  $         (372,301) $        (128,844)  $       5,771,977  $       (2,856,112)
                                                     ==================  =================   =================  ==================

Net income (loss) per weighted average share:
   Operations                                        $             (.02) $            (.01)  $            (.13) $             (.20)
   Extraordinary item                                               .00                .00                 .47                 .00
                                                     ------------------  -----------------   -----------------  ------------------

                                  NET INCOME (LOSS)  $             (.02) $            (.01)  $             .34  $             (.20)
                                                     ==================  =================   =================  ==================

Weighted average number of common shares
   used to compute net income (loss) per weighted
   average share                                             18,386,429         14,223,929          16,998,929          14,146,581
                                                     ==================  =================   =================  ==================


                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock                   Additional
                                               Par Value $.001                   Paid-In            Retained
                                         Shares              Amount              Capital             Deficit
                                    -----------------  ------------------  ------------------  -----------------
Balances at 12/31/98                       14,223,929  $           14,224  $       18,512,330  $     (11,264,987)
   Issuance of common stock
     to restructure debt                    4,162,500               4,162             634,144
Net income for period                                                                                  5,771,977
                                    -----------------  ------------------  ------------------  -----------------

Balances at 6/30/99                        18,386,429  $           18,386  $       19,146,474  $      (5,493,010)
                                    =================  ==================  ==================  =================

                                 DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited)

                                                                                  Six months ended June 30,
                                                                                  1999                1998
                                                                           ------------------  -----------------
OPERATING ACTIVITIES
   Net income (loss)                                                       $        5,771,977  $      (2,856,112)
   Adjustments to reconcile net income (loss) to cash used by operating activities:
       Depreciation and amortization                                                1,374,189          1,403,154
       Non-cash debt restructuring                                                 (7,955,831)                 0
       Book value of spun-off subsidiaries                                                  0          1,743,312
       Book value of disposed assets                                                   66,360                  0
       Bad debts                                                                    1,174,077            735,000
       Unrealized change in investment                                                 13,000              2,800
       Deferred taxes                                                                 300,000                  0
   Changes in assets and liabilities:
       Accounts receivable                                                         (1,058,296)        (1,947,820)
       Prepaid expenses and other                                                      66,280              5,626
       Accounts payable and accrued expenses                                            3,019             96,980
       Income taxes payable                                                                 0           (226,528)
                                                                           ------------------  -----------------

                                NET CASH USED BY OPERATING ACTIVITIES                (245,225)        (1,043,588)

INVESTING ACTIVITIES
   Loan - other                                                                             0             (9,892)
   Purchase of equipment                                                                    0             (6,766)
   Deposits                                                                               410            (11,496)
                                                                           ------------------  -----------------

                     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                     410            (28,154)

FINANCING ACTIVITIES
   Cash from (to) subsidiaries                                                              0           (387,982)
   Principal payments on debt                                                          (2,277)           (15,076)
   Proceeds from sale of common stock                                                       0            250,000
                                                                           ------------------  -----------------


                                                   NET CASH (USED) BY
                                                 FINANCING ACTIVITIES                  (2,277)          (153,058)
                                                                           ------------------  -----------------

                                DECREASE IN CASH AND CASH EQUIVALENTS                (247,092)        (1,224,800)

Cash and cash equivalents at beginning of period                                      478,418          2,616,174
                                                                           ------------------  -----------------

                           CASH AND CASH EQUIVALENTS AT END OF PERIOD      $          231,326  $       1,391,374
                                                                           ==================  =================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                                  $          274,431  $         866,089
   Cash paid for income taxes                                                          23,931            253,878

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

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1: SEGMENT INFORMATION

Pre-consolidation net income (loss) is as follows:

                           Dynamic            $     6,284,909
                           Genesis                   (685,047)
                           GCCA                       172,115
                                              ---------------

                                              $     5,771,977
                                              ===============