Form 10QSB
period 1999-09-30
DYNAMIC ASSOCIATES INC
filed 1999-11-22
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

         For the quarterly period ended September 30, 1999.

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

                                                  Outstanding as of
          Class                                     September 30, 1999
$.001 par value Class A Common Stock               18,386,429 shares

                         PART 1 - FINANCIAL INFORMATION

Item 1.           Financial Statements

BASIS OF PRESENTATION

General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended September 30, 1999 are not necessarily indicative of the results that can be expected for the year ending December 31,1999.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                               September 30,       December 31,
                                                                                                   1999                1998
                                                                                                (Unaudited)          (Audited)
                                                                                             -----------------  ------------------
ASSETS
         CURRENT ASSETS
              Cash and cash equivalents                                                      $         111,921  $          478,418
              Accounts receivable (less allowance for doubtful accounts of
                $338,807 in 1999, $2,552,100 in 1998)                                                3,178,465           3,741,260
              Loans receivable - related parties                                                        52,500              52,500
              Other receivables                                                                        154,825              86,662
              Prepaid expense and other current assets                                                  22,229             109,950
              Deferred tax benefit                                                                           0             300,000
                                                                                             -----------------  ------------------
                                                                      TOTAL CURRENT ASSETS           3,519,940           4,768,790

         PROPERTY, PLANT & EQUIPMENT                                                                   117,291             228,733

         OTHER ASSETS
              Deferred debt issue costs (less amortization of $288,780)                                588,417           1,331,307
              Investment - restricted stock                                                              4,000              17,000
              Goodwill (less amortization of $7,171,960)                                            17,685,815          19,594,775
              Deposits                                                                                       0                 410
                                                                                             -----------------  ------------------
                                                                                                    18,278,232          20,943,492
                                                                                             -----------------  ------------------

                                                                                             $      21,915,463  $       25,941,015
                                                                                             =================  ==================

LIABILITIES & EQUITY
         CURRENT LIABILITIES
              Accounts payable                                                               $         114,786  $          596,812
              Accrued expenses                                                                         577,037             275,101
              Current portion of long-term debt                                                         10,894               3,978
              Accrued interest payable                                                                 170,393             791,851
                                                                                             -----------------  ------------------
                                                                 TOTAL CURRENT LIABILITIES             873,110           1,667,742

         Long-term debt                                                                                      0              10,206
         Convertible notes                                                                           8,676,500          17,001,500
                                                                                             -----------------  ------------------
                                                                                                     8,676,500          17,011,706
                                                                                             -----------------  ------------------
                                                                         TOTAL LIABILITIES           9,549,610          18,679,448

         STOCKHOLDERS' EQUITY
              Common Stock $.001 par value:
                Authorized - 25,000,000 shares
                Issued and outstanding 18,386,429 shares (14,223,929 in 1998)                           18,386              14,224
              Additional paid-in capital                                                            19,146,474          18,512,330
              Retained deficit                                                                      (6,799,007)        (11,264,987)
                                                                                             -----------------  ------------------
                                                                TOTAL STOCKHOLDERS' EQUITY          12,365,853           7,261,567
                                                                                             -----------------  ------------------

                                                                                             $      21,915,463  $       25,941,015
                                                                                             =================  ==================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                            1999                1998               1999                1998
                                                     ------------------  -----------------   -----------------  ------------------
Management fees                                      $        2,055,890  $       3,081,373   $       6,569,302  $       10,845,603
                                                     ------------------  -----------------   -----------------  ------------------
                                                              2,055,890          3,081,373           6,569,302          10,845,603

General & administrative expenses                             1,682,322          2,260,171           5,104,844           7,846,232
Depreciation                                                      9,347             15,473              39,401              46,141
Amortization of goodwill                                        636,320            636,320           1,908,960           1,908,960
Bad debts                                                       844,103                  0           2,018,180             735,000
                                                     ------------------  -----------------   -----------------  ------------------
                                                              3,172,092          2,911,964           9,071,385          10,536,333
                                                     ------------------  -----------------   -----------------  ------------------

                        NET OPERATING INCOME (LOSS)          (1,116,202)           169,409          (2,502,083)            309,270

OTHER INCOME (EXPENSE)
   Interest income                                                2,242              2,882               2,893              16,877
   Interest expense                                            (193,837)          (479,390)           (677,661)         (1,426,695)
   Bad debts - former subsidiaries                                    0                  0                   0          (2,169,806)
   Disposition of subsidiaries                                        0                  0                   0             256,493
   Loss on disposition                                                0            (16,996)                  0             (16,996)
   Unrealized (decrease) in investment                                0             (2,000)            (13,000)             (4,800)
                                                     ------------------  -----------------   -----------------  ------------------
                                                               (191,595)          (495,504)           (687,768)         (3,344,927)
                                                     ------------------  -----------------   -----------------  ------------------

                     NET (LOSS) BEFORE INCOME TAXES          (1,307,797)          (326,095)         (3,189,851)         (3,035,657)

INCOME TAX EXPENSE (BENEFIT)                                     (1,800)           (12,000)            300,000             134,550
                                                     ------------------  -----------------   -----------------  ------------------

                                  NET (LOSS) BEFORE
                                 EXTRAORDINARY ITEM          (1,305,997)          (314,095)         (3,489,851)         (3,170,207)

Extraordinary item - Gain on restructuring of debt
   (no applicable income taxes)                                       0                  0           7,955,831                   0
                                                     ------------------  -----------------   -----------------  ------------------

                                  NET INCOME (LOSS)  $       (1,305,997) $        (314,095)  $       4,465,980  $       (3,170,207)
                                                     ==================  =================   =================  ==================

Net income (loss) per weighted average share:
   Operations                                        $             (.07) $            (.02)  $            (.20) $             (.22)
   Extraordinary item                                               .00                .00                 .46                 .00
                                                     ------------------  -----------------   -----------------  ------------------

                                  NET INCOME (LOSS)  $             (.07) $            (.02)  $             .26  $             (.22)
                                                     ==================  =================   =================  ==================

Weighted average number of common shares
   used to compute net income (loss) per weighted
   average share                                             18,386,429         14,223,929          17,461,429          14,172,647
                                                     ==================  =================   =================  ==================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                Common Stock                   Additional
                                               Par Value $.001                   Paid-In            Retained
                                         Shares              Amount              Capital             Deficit
                                    -----------------  ------------------  ------------------  -----------------
Balances at 12/31/98                       14,223,929  $           14,224  $       18,512,330  $     (11,264,987)
   Issuance of common stock
     to restructure debt                    4,162,500               4,162             634,144
Net income for period                                                                                  4,465,980
                                    -----------------  ------------------  ------------------  -----------------

Balances at 9/30/99                        18,386,429  $           18,386  $       19,146,474  $      (6,799,007)
                                    =================  ==================  ==================  =================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                               Nine months ended September 30,
                                                                                  1999                1998
                                                                           ------------------  -----------------
OPERATING ACTIVITIES
   Net income (loss)                                                       $        4,465,980  $      (3,170,207)
   Adjustments to reconcile net income (loss) to cash used by operating activities:
       Depreciation and amortization                                                2,047,508          2,104,870
       Non-cash debt restructuring                                                 (7,955,831)                 0
       Book value of spun-off subsidiaries                                                  0          1,743,312
       Book value of disposed assets                                                   72,041             53,017
       Bad debts                                                                    2,018,180            735,000
       Unrealized change in investment                                                 13,000              4,800
       Deferred taxes                                                                 300,000                  0
   Changes in assets and liabilities:
       Accounts receivable                                                         (1,523,549)        (2,903,710)
       Prepaid expenses and other                                                      87,721             (9,265)
       Accounts payable and accrued expenses                                          111,333           (424,075)
       Deposits                                                                             0            (11,496)
       Income taxes payable                                                                 0           (253,328)
                                                                           ------------------  -----------------

                                NET CASH USED BY OPERATING ACTIVITIES                (363,617)        (2,131,082)

INVESTING ACTIVITIES
   Loan - other                                                                             0             (9,861)
   Purchase of equipment                                                                    0            (14,951)
   Deposits                                                                               410                  0
                                                                           ------------------  -----------------

                     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                     410            (24,812)

FINANCING ACTIVITIES
   Cash from (to) subsidiaries                                                              0           (387,982)
   Principal payments on debt                                                          (3,290)           (23,374)
   Loans - related parties                                                                  0            150,000
   Proceeds from sale of common stock                                                       0            250,000
                                                                           ------------------  -----------------

                                                   NET CASH (USED) BY
                                                 FINANCING ACTIVITIES                  (3,290)           (11,356)
                                                                           ------------------  -----------------

                                DECREASE IN CASH AND CASH EQUIVALENTS                (366,497)        (2,167,250)

Cash and cash equivalents at beginning of period                                      478,418          2,616,174
                                                                           ------------------  -----------------

                           CASH AND CASH EQUIVALENTS AT END OF PERIOD      $          111,921  $         448,924
                                                                           ==================  =================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                                  $          292,976  $       1,710,114
   Cash paid for income taxes                                                          23,931            256,595

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

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS



NOTE 1:         SEGMENT INFORMATION

                Pre-consolidation net income (loss) is as follows:

                           Dynamic                            $     5,478,768
                           Genesis                                 (1,130,098)
                           GCCA                                       117,310
                                                              ---------------

                                                              $     4,465,980
                                                              ===============

NOTE 2:         SUBSEQUENT EVENTS

                The Company intends to place Genesis and GCCA into a new private corporation. Dynamic will receive 18,386,439 shares of common stock in the new corporation. Dynamic will then distribute its shares in the new corporation to Dynamic's shareholders. The transaction will leave Dynamic with no operations or source of revenue.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In August 1999, all parties involved in the planned merger between the Company and Advanced Clinical Systems, Inc. agreed to rescind the Merger and Contribution Agreements. The Company's subsidiaries, Genesis and GCCA were returned to Dynamic and all Management Agreements were cancelled with Advanced.

In September, Clay Deardorff was appointed President of Dynamic as well as Genesis and GCCA. Mr. Deardorff had been Chief of Operations of Genesis and GCCA since February 1999. Ms. Jan Wallace resigned as President of the Company and its subsidiaries, but remained as Chairman of the Board of Dynamic. In addition, at this same time, Director Elliot Smith resigned and was replaced on the board of directors by Mr. Deardorff.

In September, the management of Genesis and GCCA also decided to move the head office of both companies from Bossier City, Louisiana to Plano, Texas. These companies currently lease space at 2121 West Spring Creek Blvd., Suite 109, Plano, TX 75023. Their joint telephone number is (972) 208-1435 and their fax number is (972) 208-2636.

The Company currently plans to consolidate these two subsidiaries into one new Nevada corporation, Perspectives Health Management Corp. ("PHM"). PHM was incorporated by the Company specifically for this purpose on October 12, 1999. PHM on October 28, 1999 received permission to do business in Texas. Following this consolidation and approval by the shareholders, the Company currently plans to spin off this wholly-owned subsidiary by issuing out all of its shares of stock directly to its shareholders on a one for one basis. The full details and terms of this proposed spin off will be provided to shareholders in a proxy statement which is currently being prepared.

Following this spin off, the Company plans to pursue business opportunities in the field of microwave technology for use in health care applications related to invasive medical procedures. Details of these opportunities are not yet available as they are only in the process of investigation.

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

In this quarter, the Company settled a dispute with its former management and certain other individuals in which all of the Company's common stock held by Mrs. Vickie T. Lucky was distributed to certain of the Company's Note Holders who agreed to pay the cost of the Company's attorney's fees. Also received in this settlement were all of Mrs. Lucky's shares of the Company's former subsidiary, MW Medical, Inc., part of which shares were distributed to these same Note Holders and part of which were returned to MW Medical.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had $111,921 in cash and cash equivalents. The Company incurred an operating loss of $.14 per share after deducting $1,948,361 for amortization of goodwill and depreciation. The cost of goodwill and debt cost amortization is approximately $.11 per share. Cash flow generated from operations was approximately $.03 per share.

RESULTS OF OPERATIONS

The financial statements present the activities of the Company, Genesis and GCCA.

During the three months ended September 30, 1999, management fees of $23,000 were paid compared to $94,801 for the same period in 1998. The Company's President received or was accrued the amount of $15,000 and the Company's Secretary/Treasurer received or was accrued the amount of $8,000. The officers agreed to take no compensation for the quarter ended June 30, 1999.

Net ordinary loss for the three months ended September 30, 1999 was $1,305,997 compared to a loss of $314,095 for the same period in 1998. The net loss is $.07 per share for the quarter. A charge for amortization of goodwill and depreciation of $645,667 was incurred in the period which represents $.04 per share. The Company generated from operations a positive cash flow of $.03 per share. The increased loss is, to a large extent, due to a reduction in management fee income from the hospital units.

Management fee income was $2,055,890 for the three months ended September 30, 1999 compared to $3,081,373 for the same period in 1998. The revenues of Genesis and GCCA are derived from the Medicare programs, which are highly regulated and subject to frequent and substantial changes. In the last 2 years, there have been fundamental changes in the Medicare programs, including the prospective payment system ("PPS"), which Genesis and GCCA are dependent on for the billing of its services. This has resulted in limitations on, and reduced levels of payment and reimbursement for the hospitals.

General and administrative expenses for the three months ended September 30, 1999 were $1,682,322 compared to $2,260,171 for the same period in 1998. The Company was able to reduce cost by restructuring the management staff of Genesis and GCCA. The contracts of several executive management personnel were not renewed at the end of 1998.

Depreciation and amortization expenses for the three months ended September 30, 1999 were $9,347 and $636,320, respectively, compared with $15,473 and $636,320 in 1998.

Interest expense for the three months ended September 30, 1999 was $193,837 compared to $479,390 for the same period in 1998. Interest expense was incurred on obligations to the Convertible Note Holders of the Company. The decline in interest payments was largely due to the refinancing of the Company's debt to these Note Holders at the end of 1998. This refinancing substantially reduced the principal obligation of the Company as well as the interest rate due thereon for most of its debt.

During the nine months ended September 30, 1999, management fees of $98,769 were paid compared to $241,067 for the same period in 1998. The Company's President received or was accrued the amount of $60,375 and the Company's Secretary/Treasurer received or was accrued the amount of $38,394. The Company's President and Secretary/Treasurer agreed to forego any fees after March 30, 1999, when the Company contributed the subsidiaries to the LLC under the Contribution Agreement, but began taking fees again in September when the Advanced merger was rescinded.

Net ordinary loss for the nine months ended September 30, 1999 was $3,489,851 compared to a loss of $3,170,207 for the same period in 1998. The net loss is $.20 per share for the nine months. A charge for amortization of goodwill and depreciation of $1,948,361 was incurred in the period which represents $.11 per share. The Company generated a positive cash flow from operations of $.09 per share. Net loss for the period was due largely to bad debt write offs arising out of the Company's agreement to reduce its management fees in exchange for early payment by the contracting units.

Management fee income was $6,569,302 for the nine months ended September 30, 1999, compared to $10,845,603 for the same period in 1998. Since the Balanced Budget Act of 1997, Genesis and GCCA have had to reduce their management fee contracts with their hospital units.

General and administrative expenses for the nine months ended September 30, 1999 were $5,104,844 compared to $7,846,232 for the same period in 1998. The Company has been successful in reducing its administrative expenses to accommodate its reduced management fee income.

Depreciation and amortization expenses for the nine months ended September 30, 1999 were $39,401 and $1,908,960 respectively compared to $46,141 and $1,908,960 for the same period in 1998.

Interest  expense  for the nine months  ended  September  30, 1999 was  $677,661 compared to $1,426,695 for the same period in 1998. Interest expense was incurred on obligations to the

Convertible Note Holders of the Company. The decline in interest payments was largely due to the refinancing of the Company's debt to these Note Holders at the end of 1998. This refinancing substantially reduced the principal obligation of the Company as well as the interest rate due thereon for most of its debt.

During the nine  months  ended  September  30,  1999,  the  Company  recorded an
extraordinary   gain  in  the  amount  of  $7,955,381  from   restructuring  its
convertible notes. The extraordinary gain represented income of $.46 per share.

Impact of the Year 2000 Issue

The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs will not properly recognize a year that began with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy. The Company believes that its computer programs are Y2K compliant and does not expect to be adversely affected by the issue, however, its revenue source is directly related to certain hospitals and other government agencies that may have computer systems with Year 2000 problems. The Health Care Financing Administration (HCFA) announced in the Spring of 1998, that they would begin preparing providers and suppliers for the requirement that they submit all claims using 8-digit date fields. On January 13, 1999, HFCA notified Medicare contractors that, beginning April 5, 1999, claims not submitted in the Y2K format must be returned to providers as unprocessable. On February 1, 1999, the Medicare contractors issued bulletins to all providers detailing this April 5, 1999, compliance deadline. Since the Company is dependent on each individual hospital's submission of cost reports for claims, we have no assurances that this will be done correctly or in a timely manner and in the Y2K-compliant format so that HCFA's systems can continue to process and pay bills promptly throughout the millennium transition.

                           PART II - OTHER INFORMATION

Item 5.            Other Information

None

Item 6.            Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   DYNAMIC ASSOCIATES, INC.


DATED: November 22, 1999



                                   By:
                                   Grace Sim, Secretary/Treasurer