Form 10KSB
period 1999-12-31
DYNAMIC ASSOCIATES INC
filed 2000-04-17
CIK 878146

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1999
                                   -----------------

[]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _________ to ____________

         Commission File No.  33-55254-03
                              -----------

                            DYNAMIC ASSOCIATES, INC.
             (Exact name of Registrant as specified in its charter)

          NEVADA                                   87-0473323
-------------------------------------      ------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)             Identification Number)

6617 North Scottsdale Road, Suite 103
Scottsdale, ARIZONA                                              85253
-----------------------------------------------------          -------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (480) 315-8600
                                                     ---------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. []

Issuer's revenues for 1999 were $7,982,208.

As of March 30, 2000, the approximate market value of the voting stock held by non-affiliates of the registrant was $1,488,045 based on an average bid price of $.09 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

               Class                        Outstanding as of December 31, 1999
------------------------------------      -------------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK                18,386,429  SHARES

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

     The Company formerly owned two microwave technologies subsidiaries, P&H Laboratories, Inc. ("P&H"), a microwave research and production company, and Microwave Medical Corp.("MMC"), which develops microwave technology for various medical treatments. As of March 11, 1998, the Company has spun off MMC and P&H to a newly incorporated Nevada Corporation, MW Medical, Inc. ("MW" or "MW Medical"). The spin-off was completed by the distribution of MW shares to all Dynamic shareholders on record (the "Record Date") as of the close of business on February 25, 1998. Each such holder received one share of MW Common Stock for every one share of Dynamic common stock held on the Record Date. (See Section on Spin Off)

     On March 30, 1999, Dynamic entered into several agreements with ACS2, Inc. ("ACS") and Advanced Clinical Systems, Inc. ("Advanced") under which the Company contributed its operating subsidiaries, Genesis and GCCA, and ACS contributed its subsidiary, Advanced, and the operating subsidiaries of Advanced to a newly formed Nevada Limited Liability Company known as Advanced- Dynamic, LLC ("LLC"). This merger plan was subsequently cancelled and the LLC was dissolved. (See section on Merger).

     In the fourth quarter of 1999, the Company formed a new wholly owned subsidiary in Nevada named Perspectives Health Care Management Corporation ("Perspectives") and qualified Perspectives to do business in Texas. The Company is currently taking steps to consolidate Genesis and GCCA into the Perspectives' entity and to operate these companies as one. There is also currently negotiations between the Company and the management of Perspectives to sell these businesses to the Perspectives management and to distribute any proceeds to existing note holders as partial satisfaction of the Company's current debt. In such an arrangement, the note holders, or some portion of them, are also expected to convert their existing notes into common stock of the Company at a price of 15 cents per share. The consummation of this process is subject to shareholder approval and final agreement among all the parties which has not as yet been reached.

     The Company's executive offices are located at 6617 North Scottsdale Road, Suite 103 Scottsdale, Arizona 85253 telephone number at this location is (480) 315-8600 and the telefax number is (480) 443-1235. Jan Wallace is the current President and a Director, and Grace Sim is the Secretary/Treasurer and Director.

Genesis Health Management Corporation

     The Company entered into an Acquisition Agreement on August 1, 1996 to acquire 100% of Genesis Health Management Corporation, ("Genesis"), of Bossier City Louisiana, for $15,000,000.00, and 3,000,000 common shares of stock of the Company. The final agreement provided that the Company pay $12,000,000.00, issue a Promissory Note for $3,000,000.00 and issue 3,000,000 shares of common stock of the Company. The Promissory Note, (including interest) was paid in full on March 3, 1997. Genesis is in the business of managing and operating both in-patient and out-patient geriatric and psychiatric units in various hospitals. Genesis manages and operates 17 geriatric and psychiatric units in various hospitals on both an in-patient and out-patient basis.

Geriatric Care Centers of America, Inc. (GCCA)

     On March 13, 1997, Geriatric Care Centers of America ("Geriatric"), a corporation organized pursuant to the laws of the state of Tennessee, merged with Geriatric Care Centers Acquisition Corporation, for $500,000 in cash and 150,000 shares of Common Stock of the Company. The surviving corporation is Geriatric Care Centers of America, Inc. ("GCCA"), with its registered office at 1613 Jimmie Davis Highway, Bossier City, Louisiana, 71112. The Company owns 100% of GCCA. GCCA is also in the business of managing and operating psychiatric/geriatric units in hospitals. At December 31, 1999, GCCA had three
(3) operating units.

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

Spin Off


     The Company completed the spin-off of MW Medical, Inc. effective March 11, 1998. MW Medical is the owner of P&H and MMC, each of which was a subsidiary of the Company until completion of the spin-off. MW Medical is a Nevada corporation incorporated on December 4, 1997. The businesses of P&H and MMC are summarized as follows:


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

     (A)  all of the shares of P & H;

     (B)  all of the shares of MMC;

     (C)  all shareholders loans of P&H and MMC to the Company; and

     (D) the agreement of the Company to provide initial funding in the amount of $200,000.

     As of March 31, 2000, Dynamic has paid only the first $50,000 of the $200,000 of this promissory note and is currently in default on this obligation.

     The spin-off was completed by the distribution by the Company to the shareholders of the Company of one common share of MW Medical for each common share of the Company held by the shareholder. The distribution was completed on March 11, 1998 to shareholders of the Company of record on February 25, 1998. No consideration was paid by Dynamic shareholders for shares of MW Common Stock.

Merger


     On March 30, 1999, Dynamic entered into a Capital Contribution Agreement with ACS and Advanced under which the Company contributed its operating subsidiaries, Genesis GCCA, and ACS contributed its subsidiary, Advanced, and the operating subsidiaries of Advanced to a newly formed Nevada Limited Liability Company known as Advanced-Dynamic, LLC ("LLC"). In consideration of which, each of the Company and ACS received a fifty percent (50%) equity interest in the LLC. Genesis and GCCA are referred to together as the "Dynamic Subsidiaries" and Advanced and all of the subsidiaries of Advanced are referred to together as the "Advanced Subsidiaries". The Capital Contribution Agreement and the contributions to the LLC were completed contemporaneously on March 30, 1999 with the parties agreement to the LLC's Operating Agreement. The LLC's Operating Agreement set forth the agreement of the Company and ACS with respect to the ownership and management of the LLC, the Dynamic Subsidiaries and the Advanced Subsidiaries pending consummation of a proposed merger of ACS into Dynamic Acquisition Corporation ("DAC"), a newly formed, wholly owned subsidiary of Dynamic (the "Merger"). The LLC's Operating Agreement also set forth the agreement of the Company and ACS to dissolve the LLC and return the subsidiaries to their respective companies in the event that the Merger (more fully described below) is not consummated by December 15, 1999.


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

     The Merger was subsequently cancelled and the LLC was dissolved by agreement of both parties without further obligation on either.

Creation of Perspectives and Consolidation of the Company's Subsidiaries

     In the fourth quarter of 1999, the Company formed a new wholly owned subsidiary in Nevada named Perspectives Health Care Management Corporation ("Perspectives") and qualified Perspectives to do business in Texas. The Company is currently taking steps to consolidate Genesis and GCCA into the Perspectives' entity and to operate these companies as one.

Negotiations for Sale of Subsidiaries and Conversion of Debt

     The Company is currently negotiating with the management of Perspectives (Genesis and GCCA) to sell the entire health care business to an Limited Liability Company owned and operated by the Perspectives' management. The final terms of the sale have not been finalized, but are expected to include the payment of the purchase price through a long term note with payments going directly to the Company's existing note holders as partial satisfaction of the Company's current debt obligation to them. In such an arrangement, the note holders, or some portion of them, are also expected to convert their existing notes into common stock of the Company at a price of 15 cents per share. The consummation of this process is subject to shareholder approval and final agreement among all the parties. This approval and agreement has not, as yet, been reached.

ITEM 2.       Properties

Dynamic Associates

     Dynamic is headquartered in the premises located at 6617 North Scottsdale Road, Scottsdale, Arizona 85253. The Company is not committed to any rent but does share expenses with another company located in the same address. The Company owns no other property.

Genesis Health Management Corporation

     The head office for Genesis (now operating as Perspectives Health Management Corp.) is located at 2121 West Spring Creek Parkway, Suite 109, Plano, Texas 75023. The Genesis head office is approximately 1,300 square feet and is leased for a period of one year. Genesis is in the business of managing and operating geriatric and psychiatric units for various hospitals in the southern United States. The business is ongoing and certain financial information is provided under Item 7.

Geriatric Care Centers of America

     The head office for GCCA (now operating as Perspectives Health Management Corp.) is located within the offices of Genesis at 2121 West Spring Creek Parkway, Suite 109, Plano, Texas 75023. GCCA is also in the business of managing and operating geriatric and psychiatric units, mostly in hospitals situated in Tennessee.

ITEM 3.       Legal Proceedings.

     The Company and any of its subsidiaries and any of their property, are not involved in any material pending legal proceeding. At this time, neither the Company, nor any of its subsidiaries, have any material bankruptcy, receivership, or similar proceeding pending.

ITEM 4.       Submission of Matters to a Vote of Security Holders.

     The Annual Shareholders Meeting, was not held in 1999, but is expected to be held in July of 2000.

     No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 1999.

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

     The following table lists the high and low sales prices for the common stock of the company during the two most recent fiscal years:

NASDAQ-OTC

                                    High Sales          Low Sales
                                      Price               Price
          1999    First Quarter     $       .2812     $       .1875
                  Second Quarter            .2344             .1094
                  Third Quarter             .1875             .0938
                  Fourth Quarter            .2031             .0781
          1998    First Quarter              .875             .7187
                  Second Quarter             .875             .3437
                  Third Quarter            1.0625             .1875
                  Fourth Quarter              .42               .16

     The  quotations  reflect  inter-dealer  prices,   without  retail  mark-up,
mark-down or commission and may not represent actual transactions.

     As of December 31, 1999 there were 442 record holders of the Company's common stock.

     The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future. The Company did not sell any shares of its stock during 1999.

ITEM 6.       Management's Discussion and Analysis or Plan of Operation.

     This discussion covers the years 1996 through 1999, the years in which the Company had operations and was doing business. Prior to 1995, the Company was a development stage company and was not engaged in any substantial business.

     On December 10, 1998, in contemplation of a merger between Dynamic and Advanced Clinical Systems, Inc. (the "Merger"), the Company presented an offer to the 10% Note Holders, holding $17,001,500 of unsecured notes (the "Unsecured Notes") to purchase all Unsecured Notes in consideration of the issue to the Note Holders of a new 7.5% convertible secured notes (the "Secured Notes"). The Secured Notes were of a principal amount equal to one-half of the principal amount of the Unsecured Notes. In consideration of the reduction to the principal amount of the Unsecured Notes, the Company issued to each accepting Note Holder:

a) one common share of the Company for each $2.00 reduction of the principal amount of the Unsecured Notes (the "Shares");

b) one warrant to purchase one common share of the Company at a price of $1.50 per share (the "Warrants") for each $1.00 reduction of the principal amount of the Unsecured Notes.

     This offer was accepted by $16,650,000 in principal value of the Secured Note holders. In turn the Company issued 7.5% Secured Notes for $8,325,000, 4,162,500 shares of common stock of the Company and 8,325,000 warrants at $1.50 per share. The warrants will expire on December 31, 2000.

     The consolidated financial statements for 1999 include the accounts of the Company; its wholly owned subsidiaries; Perspectives, Genesis and GCCA. All significant intercompany balances and transactions have been eliminated in the consolidation.

     Management  fees for 1999  decreased to $7,982,208  from  $12,498,922.  The
36.1% decrease resulted from cancelled contracts and adjustments to billings made necessary by Medicare reductions.

     General and administrative expenses were $6,683,691 for 1999, down from $9,845,647 in 1998. The Company was able to eliminate or reduce some of its expenses in 1999 to achieve the decline.

     Medicare reductions and other problems also caused the Company to record bad debt expense for Genesis & GCCA of $3,072,296 for 1999, a significant increase over the $2,193,300 for 1998.

     Working capital at December 31, 1999 is $1,248,847, a decrease of $1,852,201 from the $3,101,048 at December 31, 1998. The decrease is mainly due to the decline in cash and receivables.

     The Company has been feeling the harsh negative effects of the change in the Medicare rules and has had to adjust its operating contracts and reduce its expenses to continue operations. Based on its current financial situation and future prospects, management does not expect that it can continue to operate and support its outstanding debt obligations. As a consequence, management is negotiating for the sale of the business and is attempting to arrange for the conversion of its existing debt to equity. If management is successful in implementing a sale of the business and getting creditors to convert their debt to equity, it will seek to acquire or merge with an operating entity to continue operations.

     IMPACT OF THE YEAR 2000 ISSUE. The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications were expected to fail or create erroneous results. The Company did not experience any adverse affect as a result of the Year 2000 Problem.

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

              Name                   Age            Position
     ----------------------       ---------    -------------
     Jan Wallace                     43        President, Director
     Grace Sim                       39        Secretary-Treasurer, Director

     Jan Wallace is a Director, President and Chief Operating Officer of the Company. Ms. Wallace has been employed by the Company since April 1995, when she was elected to the Board of Directors and accepted the position of Chief Operating Officer. Ms. Wallace was previously Vice President of Active Systems, Inc. a Canadian Company specializing in SGML Software an ISO standard in Ottawa, Ontario. Prior to that she was President and Owner of Mailhouse Plus, Ltd., an office equipment distribution company which was sold to Ascom Corporation. She has also been in management with Pitney Bowes-Canada and Bell Canada where she received its highest award in Sales and Marketing. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics. Ms. Wallace is also the President and a Director of MW Medical, Inc., a publicly held company.

     Grace Sim is the Secretary/Treasurer and a director of the Company . She is also currently the Secretary/Treasurer and a director of MW Medical, Inc., a publicly company. Ms. Sim joined Dynamic in January 1997. Before joining
Dynamic, Ms. Sim owned Sim Accounting, an accounting consulting company in Ottawa, Ontario, Canada. Between 1993 and 1994, she worked as the controller with Fulline, an office equipment company and with Mailhouse Plus Ltd. between 1990 and 1992. Ms. Sim received her Bachelor of Mathematics with honors from the University of Waterloo in Waterloo, Ontario.

     Mr. Elliot Smith and Mr. William Means resigned from the Board of Directors in 1999. Mr. Clay Deardorff was appointed to the board in 1999, but then resigned in the first quarter of 2000.

Terms of Office

     The Company's directors are appointed for one year terms to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with our by-laws. Officers are appointed by the board of directors and hold office until removed by the board.

Significant Employees

     The Company does not have any other employees who are not already an executive officer that are expected to make a significant contribution to the business.

Section 16(a) Beneficial Ownership Reporting Compliance

     The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

                                                                                  Known Failures
                                         Number of         Transactions not          to File a
    Name and Principal Position        Late Reports         Timely Reports         Required Form
----------------------------------  ------------------    -----------------     ----------------
Jan Wallace, President, CEO,
   and Director                              2                     0                   None
Grace Sim, Secretary/Treasurer,
   and Director                              2                     0                   None

ITEM 10.          Executive Compensation.

                                               Annual Compensation Table
                                  Annual Compensation           Long-term Compensation
                                                     Other      Restricted
    Name and                                        Annual         Stock     Options    LTIP        All other
Principal Position Year    Salary    Bonus ($)   Compensation     Awards      /SARs    Payout     Compensation
-------------------------  ------   -----------  -------------  ---------  ---------  ---------  -------------
Jan Wallace        1999   $108,958  $         0  $           0  $       0  $       0  $       0  $           0
President, CEO,
Director

Grace Sim          1999   $64,000   $         0  $           0  $       0  $       0  $       0  $           0
Secretary/Treasurer

     There can be no assurance that the amounts of compensation actually paid, or the persons to whom it is paid for 2000, will not differ materially from the above 1999 amounts.

*Options

     In 1998, the stock option plan was canceled by the Board of Directors and no options have been issued.

ITEM 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 1999, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and by each director and officer as a group, consisting of:

                Title                                                 Amount and
                 of                      Name of                       Nature of                Percentage
                Class               Beneficial Owner             Beneficial Ownership            of Class
         ------------------    ---------------------------    --------------------------     ----------------
         Class A Common        Arab Bank (Switzerland) Geneva                  1,182,591                 6.43%
                               1 Qual Du Mont-Blanc
                               PO Box 1096
                               CH-1211 Switzerland
         Class A Common        Jan Wallace                                       550,000                 2.99%
                               (President & Director)
                               6929 East Cheney
                               Paradise Valley, AZ 85253

                Title                                                 Amount and
                 of                      Name of                       Nature of                Percentage
                Class               Beneficial Owner             Beneficial Ownership            of Class
         ------------------    ---------------------------    --------------------------     ---------------
         Class A Common        Grace Sim                                          20,000                 0.11%
                               (Secretary/Treasurer & Director)
                               7373 North Scottsdale Road,
                               Suite B169
                               Scottsdale, AZ 85253
         Class A Common        All officers and directors                        570,000                 3.10%
                               as a group (2 persons)

ITEM 12.          Certain Relationships and Related Transactions.

Except as disclosed below, none of the following parties since the date of Dynamic's incorporation has had any material interest, direct or indirect, in any transaction with Dynamic or in any presently proposed transaction that, in either case, has or will materially affect Dynamic.

     o    Director or officer of Dynamic
     o    Proposed nominee for election as a director of Dynamic
     o Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of Dynamic
     o    Promoter of Dynamic
     o    Relative or spouse of any of the foregoing persons

     During 1999 $108,958 was paid or accrued to the Company's Chief Operating Officer, and $64,000 was paid or accrued to the current Secretary/Treasurer.

     The Company moved out of its previously leased location and now shares office expenses with another company in the same premises.

     For 2000, the Company's President will receive $15,000 and the Secretary will receive $8,000 per month. The Vice President of Operations of Genesis will receive $120,000 in 2000.

     Genesis leases equipment under operating leases. In 2000, the obligations for these leases total $4,349 with $4,754 in 2001 and $1,103 in 2002.

     Genesis leases its facility at $1,600 per month through September 23, 2000. Genesis also pays a share of the operating expenses.

                                     PART IV

ITEM 13.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following financial statements, financial statement schedules and supplementary date are included:

     F-1  Independent Auditor's Report

     Financial Statements:

     F-2  Consolidated Balance Sheets - December 31, 1999 and 1998

     F-3 Consolidated Statements of Operations - Years Ended December 31, 1999, 1998 and 1997.

     F-4 Consolidated Statements of Changes in Stockholders' Equity - Years Ended December 31, 1999, 1998 and 1997.

     F-5 Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997.

     F-6  Notes to Financial Statements

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   DYNAMIC ASSOCIATES, INC.

Date: April 14, 2000               By:
                                   Jan Wallace, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2000               By:
                                    Jan Wallace, President and Director

Date: April 14, 2000               By:
                                    Grace Sim, Secretary/Treasurer and Director

                                      Smith
                                        &
                                     Company

           A Professional Corporation of Certified Public Accountants

                          INDEPENDENT AUDITOR'S REPORT


Board of Directors
Dynamic Associates, Inc.

We have audited the accompanying consolidated balance sheets of Dynamic Associates, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 1999, 1998, and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Associates, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 1999, 1998, and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has an accumulated deficit of $24,358,589 at December 31, 1999. As discussed in Note 4, the Company is in the process of selling its subsidiaries which will leave it with no operations or revenue. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


                                                       Smith & Company
                                                   CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 30, 2000


          10 West 100 South, Suite 700o Salt Lake City, Utah 84101-1554
              Telephone: (801) 575-8297o Facsimile: (801) 575-8306
                       E-mail: smith&co@smithandcocpa.com
           Members: American Institute of Certified Public Accountants
               o Utah Association of Certified Public Accountants

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                  December 31,
                                                                                            1999                1998
                                                                                    ------------------  ------------------
ASSETS
     CURRENT ASSETS
        Cash and cash equivalents                                                   $          181,826  $          478,418
        Accounts receivable (less allowance for doubtful accounts of
           $933,909 in 1999 and $2,552,100 in 1998)                                          2,065,028           3,741,260
        Loans receivable - related parties (Note 6)                                                  0              52,500
        Other receivables                                                                       70,589              86,662
        Prepaid expense and other current assets                                                 1,600             109,950
        Deferred tax benefit (Note 10)                                                               0             300,000
                                                                                    ------------------  ------------------
                                                      TOTAL CURRENT ASSETS                   2,319,043           4,768,790

     PROPERTY, PLANT & EQUIPMENT (Note 5)                                                       89,016             228,733

     OTHER ASSETS
        Deferred debt issue costs (less amortization of $316,432) (Note 2)                     560,765           1,331,307
        Investment - restricted stock                                                                0              17,000
        Goodwill (less amortization of $24,857,775) (Note 2)                                 1,590,000          19,594,775
        Deposits                                                                                     0                 410
                                                                                    ------------------  ------------------
                                                                                             2,150,765          20,943,492
                                                                                    ------------------  ------------------

                                                                                    $        4,558,824  $       25,941,015
                                                                                    ==================  ==================

LIABILITIES & EQUITY (DEFICIT)
     CURRENT LIABILITIES
        Accounts payable                                                            $           63,363  $          596,812
        Accrued expenses                                                                       636,179             275,101
        Current portion of long-term debt (Note 8)                                               4,349               3,978
        Accrued interest payable                                                               366,305             791,851
                                                                                    ------------------  ------------------
                                                 TOTAL CURRENT LIABILITIES                   1,070,196           1,667,742

     Long-term debt (Note 8)                                                                     5,857              10,206
     Convertible notes (Note 9)                                                              8,676,500          17,001,500
                                                                                    ------------------  ------------------
                                                                                             8,682,357          17,011,706
                                                                                    ------------------  ------------------
                                                         TOTAL LIABILITIES                   9,752,553          18,679,448

     Commitments and contingencies (Note 12)                                                         0                   0

     STOCKHOLDERS' EQUITY (DEFICIT)
        Common Stock $.001 par value:
           Authorized - 25,000,000 shares
           Issued and outstanding 18,386,429 shares (14,223,929 in 1998)                        18,386              14,224
        Additional paid-in capital                                                          19,146,474          18,512,330
        Retained deficit                                                                   (24,358,589)        (11,264,987)
                                                                                    ------------------  ------------------
                                      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                  (5,193,729)          7,261,567
                                                                                    ------------------  ------------------

                                                                                    $        4,558,824  $       25,941,015
                                                                                    ==================  ==================



See Notes to Consolidated Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                 Year ended December 31,
                                                                        1999                1998                1997
                                                                 -----------------  ------------------  ------------------
Management fees                                                  $       7,982,208  $       12,498,922  $       14,619,951
                                                                 -----------------  ------------------  ------------------

                                                                         7,982,208          12,498,922          14,619,951

General & administrative expenses                                        6,683,691           9,845,647          10,609,090
Depreciation and amortization                                            2,572,207           2,603,039           2,594,651
Goodwill impairment (Notes 2 and 4)                                     15,459,495                   0                   0
Bad debts                                                                3,124,796           2,193,300             590,125
                                                                 -----------------  ------------------  ------------------
                                                                        27,840,189          14,641,986          13,793,866
                                                                 -----------------  ------------------  ------------------

                                    NET OPERATING INCOME (LOSS)        (19,857,981)         (2,143,064)            826,085

OTHER INCOME (EXPENSE)
   Interest income                                                           3,825              18,006              60,957
   Interest expense                                                       (872,255)         (1,946,558)         (1,983,591)
   Miscellaneous income                                                          0                   0               1,328
   Bad debts - former subsidiaries (Note 16)                                     0          (2,169,806)                  0
   Disposition of subsidiaries                                                   0             256,493                   0
   Loss on disposal of equipment                                          (109,022)            (16,996)            (23,986)
   Unrealized decline in investment                                        (17,000)            (12,800)           (383,247)
                                                                 -----------------  ------------------  ------------------
                                                                          (994,452)         (3,871,661)         (2,328,539)
                                                                 -----------------  ------------------  ------------------

                                  NET (LOSS) BEFORE INCOME TAXES       (20,852,433)         (6,014,725)         (1,502,454)

INCOME TAX EXPENSE (Note 10)                                               197,000             127,128             790,913
                                                                 -----------------  ------------------  ------------------

                                                    (LOSS) FROM
                                           CONTINUING OPERATIONS       (21,049,433)         (6,141,853)         (2,293,367)

EXTRAORDINARY ITEM
Gain on restructuring of debt (no applicable income tax)(Note 17)        7,955,831                   0                   0
                                                                 -----------------  ------------------  ------------------

                          (LOSS) BEFORE DISCONTINUED OPERATIONS        (13,093,602)         (6,141,853)         (2,293,367)
DISCONTINUED OPERATIONS, NET OF INCOME TAXES
   P&H operations                                                                0                   0            (124,804)
   MMC operations                                                                0                   0          (1,127,675)
                                                                 -----------------  ------------------  ------------------
                                                                                 0                   0          (1,252,479)
                                                                 -----------------  ------------------  ------------------

                                                     NET (LOSS)  $     (13,093,602) $       (6,141,853) $       (3,545,846)
                                                                 =================  ==================  ==================

Net (loss) per weighted average share - continuing operations    $           (1.19) $             (.43) $             (.18)
Net income per weighted average share - extraordinary item                     .45                 .00                 .00
Net (loss) per weighted average share - discontinued operations                .00                 .00                (.09)
                                                                 -----------------  ------------------  ------------------

                                                                 $            (.74) $             (.43)$              (.27)
                                                                 =================  ================== ===================

Weighted average number of common shares used to compute
  net income (loss) per weighted average share                          17,747,799          14,185,573          13,057,008
                                                                 =================  ================== ===================



See Notes to Consolidated Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)




                                                           Common Stock             Additional
                                                          Par Value $.001             Paid-in          Retained
                                                    Shares          Amount            Capital           Deficit
                                                -------------   ---------------   ---------------   ---------------
Balances at 12/31/96                               12,158,900   $        12,159   $    14,765,238   $    (1,577,288)
  Sale of common stock (S-8) at $1.00
   per share                                        1,022,600             1,023         1,021,577
  Issuance of common stock (restricted)
   at $2.00
    per share for subsidiary (Geriatric)              150,000               150           299,850
  Issuance of common stock (Reg S) to
   retire debt                                        428,142               428         1,352,861
  Issuance of common stock (restricted)
   at $3.50 per share for remaining 50% of
   subsidiary (P & H)                                 214,287               214           749,786
  Capital raising and subsidiary costs                                                    (16,327)
  Minority interest adjustment                                                             89,595
  Net loss for year                                                                                      (3,545,846)
                                                -------------   ---------------   ---------------   ---------------

Balances at 12/31/97                               13,973,929            13,974        18,262,580        (5,123,134)
  Sale of common stock (S-8) at $1.00
   per share                                          250,000               250           249,750
  Net loss for year                                                                                      (6,141,853)
                                                -------------   ---------------   ---------------   ---------------

Balances at 12/31/98                               14,223,929            14,224        18,512,330       (11,264,987)
  Issuance of common stock to
   restructure debt                                 4,162,500             4,162           634,144
  Net loss for year                                                                                     (13,093,602)
                                                -------------   ---------------   ---------------   ---------------

Balances at 12/31/99                               18,386,429   $        18,386   $    19,146,474   $   (24,358,589)
                                                =============   ===============   ===============   ===============

See Notes to Consolidated Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      Year ended December 31,
                                                                            1999                1998               1997
                                                                       --------------       ------------       ------------
OPERATING ACTIVITIES
  Net (loss)                                                           $  (13,093,602)      $ (6,141,853)      $ (3,545,846)
  Adjustments to reconcile net (loss) to cash used by
    perating activities:
     Depreciation and amortization                                         18,158,501          2,802,731          2,921,571
     Book value of assets sold/disposed                                       112,790             53,017            120,346
     Book value of spun-off subsidiaries                                            0          1,743,312                  0
     Bad debts                                                              3,124,796          2,193,300            590,125
     Non-cash debt restructuring                                           (7,955,831)                 0                  0
     Investment received as interest income                                         0                  0            (15,000)
     Unrealized decline in investment                                          17,000             12,800            383,247
     Deferred taxes                                                           300,000                  0            500,500
  Changes in assets and liabilities:
     Accounts receivable                                                   (1,396,064)        (2,302,493)        (2,519,886)
     Inventories                                                                    0                  0            (92,150)
     Prepaid expenses and other                                               124,423            (70,522)            67,853
     Accounts payable and accrued expenses                                   (172,372)            62,253           (549,923)
     Income taxes payable                                                           0           (253,328)           163,468
     Accrued interest payable                                                 487,335                  0            604,355
                                                                       --------------       ------------       ------------

                              NET CASH USED BY OPERATING ACTIVITIES          (293,024)        (1,900,783)        (1,371,340)

INVESTING ACTIVITIES
   Loans to related party and accrued interest                                      0                  0             90,246
   Loan - other                                                                     0            (34,861)            91,953
   Purchase of equipment                                                            0            (14,951)          (892,674)
   Deposits                                                                       410            (11,496)            12,418
   Goodwill                                                                         0                  0           (500,000)
   Organization costs                                                               0                  0            (27,800)
                                                                       --------------       ------------       ------------

                                           NET CASH PROVIDED (USED)
                                           BY INVESTING ACTIVITIES                410            (61,308)        (1,225,857)

FINANCING ACTIVITIES
    Deferred debt issue costs                                                       0                  0           (340,356)
    Cash from (to) subsidiaries                                                     0           (387,982)            41,518
    Principal payments on debt                                                 (3,978)           (37,683)        (3,297,713)
    Proceeds from sale of common stock                                              0            250,000          1,022,600
    Loan proceeds                                                                   0                  0            347,303
    Loans - related parties                                                         0            150,000                  0
    Repayments - related parties                                                    0           (150,000)                 0
    Capital raising costs                                                           0                  0             (3,000)
    Convertible note proceeds                                                       0                  0          3,996,000
                                                                       --------------       ------------       ------------

                                            NET CASH PROVIDED (USED)
                                             BY FINANCING ACTIVITIES           (3,978)          (175,665)         1,766,352
                                                                       --------------       ------------       ------------

                                                      (DECREASE) IN
                                          CASH AND CASH EQUIVALENTS          (296,592)        (2,137,756)          (830,845)

Cash and cash equivalents at beginning of year                                478,418          2,616,174          3,447,019
                                                                       --------------       ------------       ------------

                            CASH AND CASH EQUIVALENTS AT END OF YEAR   $      181,826       $    478,418       $  2,616,174
                                                                       ==============       ============       ============

SUPPLEMENTAL INFORMATION
  Cash paid for interest                                               $      257,939       $  1,747,044       $  1,204,709
  Cash paid for income taxes                                                        0            271,595            157,753


During 1999, the Company issued 4,162,500 shares of its restricted common stock and 8,325,000 warrants to purchase stock at $1.50 per share until December 31, 2000 to retire debt of $8,325,000 and accrued interest of $912,881.

During 1998, the Company purchased a vehicle in the amount of $16,943 by incurring a loan in the same amount.

See Notes to Consolidated Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                        December 31, 1999, 1998, and 1997



NOTE 1:   BUSINESS ACTIVITY
           The Company was incorporated under the laws of the state of Nevada on July 20, 1989 and had been in the development stage through 1995. The Company is now engaged in the business of managing the operation of geriatric/psychiatric units for various hospitals through Genesis Health Management Corporation ("Genesis") and Geriatric Care Centers of America, Inc. ("GCCA").

           Genesis has contracts with hospitals in the states of Louisiana, Arkansas, Mississippi, and Tennessee. The contracts range from one to five years. At December 31, 1999, Genesis had seventeen active contracts with monthly billings of $517,026. GCCA has contracts with hospitals in Tennessee. At December 31, 1999, GCCA had three active contracts with average monthly billings of $69,000. The contracts range from three to five years.

           In November, 1999, Genesis and GCCA merged and are now operating as Perspectives Health Management Corp. ("Perspectives"). For consistency with prior years, the words Genesis and GCCA may continue to be used in the footnotes.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES
           Principals of Consolidation
           The consolidated financial statements for 1999 and 1998 include the accounts of the Company; and its wholly owned subsidiaries Genesis and GCCA.

           The consolidated financial statements for 1997 include the accounts of the Company; its wholly owned subsidiaries, MMC and MMC's Germany based subsidiary Microwave Medical GmBH ("GmBH"), which was formed in late 1997, Genesis, GCCA, which was acquired in March of 1997, and P & H. The Statement of Operations for 1997 includes the operations of GCCA for the last three quarters of 1997. MMC and P&H were spun-off in early 1998.

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

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1999, 1998, and 1997


NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)
           Property, Plant and Equipment
           Property, plant and equipment is recorded at cost and is being depreciated over a useful life of seventeen months to eight years using the straight-line and accelerated methods.

           Cash and Cash Equivalents
           For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

           Goodwill
           Goodwill relating to the acquisition of Genesis is being amortized over ten years. Goodwill relating to the acquisition of GCCA is being amortized over five years. The carrying value of goodwill is reviewed periodically based on the un-discounted cash flows of the entities acquired over the remaining amortization period. Should this review indicate that goodwill is impaired, the Company's carrying value of the goodwill is reduced by the estimated shortfall of un-discounted cash flows.

           In late 1999, the Company made the decision to reduce goodwill to $1,590,000 which is the approximate amount it expects to realize from the sale of Perspectives in 2000. See Note 4 for more details.

           Deferred Debt Issue Costs
           These costs are associated with raising money by issuing convertible notes. The costs are being amortized over the life of the notes (ten years). In the event the notes are converted to common stock, the remaining unamortized costs will be charged to additional paid-in capital.

           Income Taxes
           Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 1999 and 1998 was zero. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 1999, temporary differences arose primarily from differences in the timing of recognizing expenses for financial reporting and income tax purposes. Such differences include depreciation, bad debt allowance, and various accrued operating expenses.

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

           During 1997, the Company sold 1,022,600 shares of S-8 stock at $1.00 per share, issued 150,000 shares of restricted stock at $2.00 per share in connection with the GCCA acquisition, issued 428,142 shares of Regulation S stock to retire debt of $1,498,500 and issued 214,287 shares of restricted stock at $3.50 per share for the remaining 50% of P & H. At the time of the GCCA transaction, the free- trading price of the Company's stock was $3.875 per share. However, due to the fact the stock given

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1999, 1998, and 1997


NOTE 3: CAPITALIZATION (continued)

           was restricted, and given the value of the business being acquired, the Company believes $2.00 per share is a reasonable value. At the time of the P&H transaction, the free-trading price of the Company's stock was $3.50 per share.

           During 1996, the Company issued 40,000 shares of its common stock for interest expense, at $1.00 per share, sold 12,500 shares of Regulation S stock at $2.00 per share, sold 1,822,400 of Regulation S stock at $1.75 per share, sold 184,000 shares of S-8 stock at $1.00 per share, and issued 3,100,000 shares of restricted stock at $3.33 per share in connection with the Genesis acquisition. At the time of the Genesis transaction, the free-trading price of the Company's stock was $3.6875 per share. The Company feels the $3.33 per share value assigned is reasonable based on the stock being restricted and based on the overall value of the business being acquired.

NOTE 4: EXPECTED SALE OF SUBSIDIARIES

           In late 1999, the Company began negotiations to sell Perspectives. The Company merged Perspectives with Genesis and GCCA with Perspectives being the surviving entity. The Company is finalizing negotiations whereby it will sell Perspectives under a contract bearing interest at 8% per year. The contract calls for sixty monthly payments of $20,000 and then a balloon payment of $900,000. The contract has a present value of about $1,590,000. The Company is also finalizing an agreement with shareholders who are owed $8,325,000 in convertible notes. The shareholders have tentatively agreed to accept the assignment of the above contract to reduce the $8,325,000 owed to them and then to convert the remaining debt of $6,225,000 into the Company's common stock at the rate of $.15 per share. This would result in 41,500,000 new shares of the Company's common stock being issued, and the shareholders as a group would have voting control of the Company.

NOTE 5: PROPERTY, PLANT, AND EQUIPMENT

           Property, plant, and equipment as of December 31, 1999 and 1998 are summarized as follows:

                                                                     Accumulated           Net Book Value
                                                     Cost           Depreciation          1999        1998
                                                  ----------       -------------       ---------    ---------
                  Transportation Equipment        $  164,536       $      79,708       $  84,828    $ 147,638
                  Machinery & Equipment                    0                   0               0       70,963
                  Furniture & Fixtures                19,654              15,466           4,188            0
                  Leasehold Improvements                   0                   0               0       10,132
                                                  ----------       -------------       ---------    ---------

                                                  $  184,190       $      95,174       $  89,016    $ 228,733
                                                  ==========       =============       =========    =========

           Depreciation expense is calculated under straight-line and accelerated methods based on the estimated service lives of depreciable assets. Depreciation expense for the year ended December 31, 1999 amounted to $26,927, ($57,759 in 1998).

NOTE 6: LOANS RECEIVABLE - RELATED PARTIES

                                    1999           1998
                  Due From         Amount         Amount        Interest Rate        Due Date
             -----------------    ---------       --------      -------------    -----------------
             Officer of MMC(1)    $       0       $ 52,500            0%         December 31, 1997

           (1)        The $52,500 is due from a former  officer/employee of MMC.
                      The Company charged the amount to bad debts in 1999.

NOTE 7:    RELATED PARTY TRANSACTIONS
           During 1999, $108,958 was paid or accrued to the Company's Chief Operating Officer and $64,000 was paid or accrued to the Company's Secretary/Treasurer for services rendered to the Company. Accrued amounts to the two individuals are $78,958 and $40,000 respectively.

           During 1998, $180,000 was paid or accrued to the Company's President and $105,067 was paid or accrued to the Company's Secretary/Treasurer for services rendered to the Company.

           During 1997 $145,000 was paid to the Company's President, $140,000 was paid or accrued to the Company's former Secretary/Treasurer, and $87,733 was paid or accrued to the current Secretary/Treasurer for services rendered to the Company.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1999, 1998, and 1997


NOTE 8:                                      LONG-TERM DEBT

                                                                              1999                1998
                                                                     -----------------   -----------------
           Genesis finances certain equipment for various items:

           8.95% Note payable to bank in monthly installments of
              $424, including interest through February 12, 2002.    $          10,206   $          14,184
                                                                     -----------------   -----------------
                                                                                10,206              14,184
              Less current portion                                               4,349               3,978
                                                                     -----------------   -----------------

                                                                     $           5,857   $          10,206
                                                                     =================   =================

           Scheduled maturities of these obligations are as follows:

                  Year ending December 31,
                                                                     2000            $   4,349
                                                                     2001                4,754
                                                                     2002                1,103
                                                                                     ---------

                                                                                     $  10,206
                                                                                     =========

NOTE 9:    CONVERTIBLE NOTES
           At December 31, 1998, the Company owed $17,001,500 to various entities in the form of convertible notes ($14,504,000 at December 31, 1996). The notes bear interest at 10% per annum and the interest is payable on January 16 and July 16 of each year, beginning January 16, 1997. The notes are part of an overall maximum $18,500,000 indenture.

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

           At December 31, 1999, the $351,500 remaining of the original $17,001,500 of notes could have been converted into 127,818 shares of the Company's common stock.

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

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1999, 1998, and 1997


NOTE 9:           CONVERTIBLE NOTES (continued)

                                Year                Percentage
                           ----------------         ----------
                                 1997                110.00%
                                 1998                108.75%
                                 1999                107.50%
                                 2000                106.25%
                                 2001                105.00%
                                 2002                103.75%
                                 2003                102.50%
                                 2004                101.25%
                                 2005                100.00%

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

           On March 17, 1999, the Company announced the restructuring of its convertible notes. $351,500 of the original $17,001,500 debt remains unchanged in its terms. Holders of $16,650,000 of original debt accepted the Company's offer to convert to $8,325,000 of 7.5% secured convertible notes due December 31, 2006. The holders also received one share of Dynamic's common stock for each $2 of original debt and one warrant to purchase Dynamic's common stock at $1.50 per share until December 31, 2000. 4,162,500 shares of Dynamic's common stock and 8,325,000 warrants were issued to complete the transaction.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1999, 1998, and 1997


NOTE 9:           CONVERTIBLE NOTES (continued)

           Summary:
           Before the transaction:
                     Principal Amount               Interest Rate
                  ----------------------         ----------------
                  $           17,001,500               10.0%

           After the transaction:
                     Principal Amount               Interest Rate
                  ----------------------         ----------------
                  $            8,325,000                7.5%
                                 351,500                10.0%
                  ----------------------

                  $            8,676,500
                  ======================

           The new convertible notes of $8,325,000 are secured by the accounts receivable of Genesis and GCCA. The security interest is subordinated to banks, financial institutions or any lender or creditors as the Board of Directors may deem appropriate.

           The holders of the new notes also waived the January, 1999 interest payment due under the terms of the old notes.

NOTE 10:          INCOME TAXES
           Components of income tax (benefit) are as follows:
                                      1999              1998
                                  -------------     ------------
                  Current
                  Federal         $           0     $          0
                  State                (103,000)         127,128
                                  -------------     ------------
                                       (103,000)         127,128
                                  -------------     ------------
              Deferred
                  Federal               300,000                0
                  State                       0                0
                                  -------------     ------------
                                        300,000                0
                                  -------------     ------------

              Income tax          $     197,000     $    127,128
                                  =============     ============

           A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

                                                     1999                1998
                                               ----------------     -----------
           Income tax computed at federal
            statutory tax rate                 $   (4,384,800)      $ 2,045,007)
           Change in valuation allowance for
            deferred federal, state, & local
            income tax assets                       4,684,800         2,054,208
           State taxes (net of federal benefit)      (103,000)          117,927
                                               --------------       -----------
                                               $      197,000       $   127,128
                                               ==============       ===========

           Significant components of the Company's deferred tax liabilities and assets for income taxes consist of the following:

                                                    1999             1998
                                                ------------     -----------
            Current deferred tax assets
              Net operating loss                $          0     $   300,000
                                                ------------     -----------
            Net deferred current tax assets     $          0     $   300,000
                                                ============     ===========

           The 1998 deferred tax asset related to Genesis. The Company expected Genesis to realize a tax benefit in future years when Genesis again becomes profitable. The Company itself has no operations to offset its own losses and no deferred tax asset has been recorded for the Company itself.

           The net change in the valuation allowance for the year ended December 31, 1999 was $300,000 ($1,028,374 in 1998).

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1999, 1998, and 1997


NOTE 10:   INCOME TAXES (continued)
           The Company most likely will have no net operating loss carryover as a result of having debt cancellation income while insolvent that will eliminate prior loss carryfowards.

NOTE 11:   INCENTIVE STOCK OPTION PLAN / WARRANTS
           During 1995, the Company established an incentive stock option plan for employees and directors of the Company. The maximum number of shares to be issued under the plan is 2,000,000. At December 31, 1997, all 2,000,000 options have been granted. The Company also can grant non- qualified stock options. The aggregate fair market value (determined at the grant date) of the shares to which options become exercisable for the first time by an optionee during any calendar year shall not exceed $100,000 for qualified options and $1,000,000 for non-qualified options. For 10% shareholders, the option price shall not be less than 100% of the fair market value of the shares on the grant date and the exercise period shall not exceed 5 years from the grant date. In the case of non- qualified stock options, the option price shall not be less than $1.00 per share, or at a price exceeding $1.00 per share at the discretion of the Committee. During 1996 the following options were granted:

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

           All 2,000,000 options discussed above were granted at $1.00 per share which was above market price.

           The Company has adopted only the disclosure provisions of FASB No. 123, "Accounting for Stock- Based Compensation"(FAS123). It applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretation in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                             Year Ended December 31,
                                           1999               1998
                                     --------------     -------------
           Net loss
              As reported            $  (13,093,602)    $  (6,141,853)
              Pro forma                 (13,093,602)       (6,141,853)

           Loss per common share
              As reported            $         (.74)    $        (.43)
              Pro forma                        (.74)             (.43)

           There are 117,500 options at an exercise price of $2.25 per share which expire September 30, 2002.

           An entity has 250,000 warrants to purchase the Company's common stock at $.70 per share, prior to May 19, 2003. The warrants were given for services performed by the entity.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1999, 1998, and 1997


NOTE 12:   COMMITMENTS AND CONTINGENCIES
           During 1999, the Company paid no rent. In 1998, the Company was provided with office space and other management services on a month-to-month basis by Amteck Management, Inc., an entity controlled by the Company's former Secretary. $69,700 was paid to Amteck in 1998. Officers currently are receiving no salary but are being paid management fees when services are provided. Various other individuals are paid as services are performed.

           For 2000, it is projected that the Company's President will receive $15,000 monthly and the Secretary will receive $8,000 monthly. The Company feels this is reasonable compensation.

           The President of Perspectives is expected to receive $120,000 in 2000.

           Future scheduled payments under these employment related commitments are as follows:

             Year Ending
             December 31, 1999                       $         396,000
                                                     =================

           Perspectives leases equipment under operating leases expiring through 2000.

           Future minimum lease payments are as follows:

                                   Year Ending
                                --------------------
                                December 31, 2000        $             4,859
                                December 31, 2001                      4,859
                                December 31, 2002                      3,645
                                                         -------------------
                                                         $            13,363
                                                         ===================

           Perspectives   leases  its  facility  at  $1,600  per  month  through
           September, 2000. Perspectives also pays part of the operating expenses.

           Future minimum lease payments are as follows:

                           Year Ending
              December 31, 2000                       $              14,400
                                                      =====================

           Perspectives expects to pay about $1.8 million in consulting fees in 2000.

           Through November, 1998, Genesis leased an aircraft from a related party on a monthly basis, but the payment was not determined until the end of each month. During 1998, payments to the entity were about $274,000. During 1997, payments to the entity were about $323,000. The lease was with Blue Angel Aviation, an entity controlled by William H. Means, Jr., one of the Company's directors. For 1998, terms of the lease were a monthly fee of approximately $25,000 per month. The Company terminated the lease effective December 1, 1998 and found alternative methods to travel to distant client locations.

           Rental expense for the year ended December 31, 1999 was $37,600 ( $69,395 in 1998 and $253,868 in 1997) which includes $7,298 paid by
           MMC to P & H in 1997.

NOTE 13:   FAIR VALUE OF FINANCIAL INSTRUMENTS
           The carrying amount of cash and cash equivalents, loans, and interest receivable, accounts payable, accrued expenses and interest payable approximate fair value due to the short maturity periods of these instruments. The fair value of the Company's long-term debt, based on the present value of the debt, assuming interest rates as follows at December 31, 1999 was:

             Note at 8.95%                      $           8,411
             Convertible notes at 10.0%                   199,848
             Convertible notes at 7.5%                  4,932,751
                                                -----------------

                                                $       5,141,010
                                                =================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1999, 1998, and 1997


NOTE 14:      INDUSTRY SEGMENTS
           In 1999, the Company received its revenue from one source: management fees earned by Genesis and GCCA. Information about that segment for the year ended December 31, 1999 is as follows:

                1999                           Management
                                                    Fees            Other(1)          Consolidated
                Management fees         $        7,982,208      $             0      $   7,982,208

                Operating profit (loss) $       (1,348,929)     $   (18,509,052)       (19,857,981)
                                        ==================      ===============      =============

                Identifiable assets at
                 December 31, 1999      $        2,226,503      $  0                $    2,226,503
                Corporate assets                   149,646            2,182,675          2,332,321
                                        ------------------      ---------------     --------------
                Total assets at
                December 31, 1999       $        2,376,149      $     2,182,675     $    4,558,824
                                        ==================      ===============     ==============

                1998                           Management
                                                    Fees           Other (2)          Consolidated
                Management fees         $       12,498,922      $             0     $   12,498,922

                Operating profit (loss) $        1,472,195      $    (3,615,259)    $   (2,143,064)
                                        ==================      ===============     ==============

                Identifiable assets at
                 December 31, 1998      $        3,969,993      $             0     $    3,969,993
                Corporate assets                   969,343           21,001,679         21,971,022
                                        ------------------      ---------------     --------------
                Total assets at
                December 31, 1998       $        4,939,336      $    21,001,679     $   25,941,015
                                        ==================      ===============     ==============

              Prior to 1998, the Company received its revenue from two sources: management fees earned by Genesis and GCCA and sales of components and subsystems made by P & H. Information about those segments for the year ended December 31, 1997 is as follows:

                1997                        Management
                                                 Fees              Sales            Other (3)          Consolidated
                                        --------------       ------------        -----------         -----------------
                Sales and
                 Management fees        $   14,619,951       $  3,382,388        $         0         $      18,002,339

                Operating profit (loss) $    4,978,571       $   (102,777)        (5,303,797)        $        (428,003)
                                        ==============       ============        ===========         =================

                Identifiable assets at
                 December 31, 1997      $    3,979,050       $  1,911,239        $   164,237         $       6,054,526
                Corporate assets             1,939,625            461,552         24,384,491                26,785,668
                                        --------------       ------------        -----------         -----------------
                Total assets at
                December 31, 1997      $     5,918,675       $  2,372,791        $24,548,728         $      32,840,194
                                       ===============       ============        ===========         =================

           Operating profit is total revenue less cost of goods sold, selling, general and administrative expenses, research and development, and bad debts.

           Identifiable assets are those used by each segment of the Company's operations. Corporate assets are primarily cash, commercial paper, deferred costs and intangibles.

              (1)Reflects general and administrative expenses of the Company which reduce operating profit of the segment to an operating loss on a consolidated basis. Amortization of goodwill in the amount of $18,004,775 is also included.

              (2)Reflects general and administrative expenses of the Company which reduce operating profit of the segments to an operating loss on a consolidated basis. Amortization of goodwill in the amount of $2,545,280 is also included.

              (3)Reflects general and administrative expenses, research and development and bad debts of the Company and MMC which reduce operating profit of the segments to an operating loss on a consolidated basis. Amortization of goodwill in the amount of $2,515,530 is also included.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1999, 1998, and 1997


NOTE 14:      INDUSTRY SEGMENTS (continued)
              Pre-consolidation net income (loss) is as follows:

                                                    1999               1998                  1997
                                             -----------------   -----------------    ------------------
              Dynamic                        $     (10,980,650)  $      (5,320,553)   $       (5,531,798)
              MMC/GmBH                                       0                   0            (1,127,675)
              P & H                                          0                   0               (51,804)
              Genesis                               (2,093,190)           (981,840)            2,845,514
              GCCA                                     (19,762)            160,540               542,452
                                             -----------------   -----------------    ------------------
                                                   (13,093,602)         (6,141,853)           (3,323,311)
              (Tax) benefit adjustment                       0                   0              (222,535)
                                             -----------------   -----------------    ------------------

                Adjusted Net Loss            $     (13,093,602)  $      (6,141,853)   $       (3,545,846)
                                             =================   =================    ==================

           For 1999, revenue from the following clients exceeded 5% of total management fees: Aberdeen 5.81%, Franklin 6.34%, Bradley 5.75%, Franklin County 6.69%, Tyler Holmes 7.18%, Montfort Jones 6.31%, Sharkey 6.01%, Simpson 7.44%, Lackey 5.26%, and Perry 6.77%.

           For 1998, revenue from the following clients exceeded 5% of total management fees: Bradley 6.2%, Franklin County 7.2%, Holly Springs 5.7%, Lackey 5.7%, Morehouse 6.2%, Richardson 5.9%, Tyler Holmes 6.1%, Senatobia 6.2%, North Sunflower 5.5%, Sharkey 5.9% , Aberdeen 5.9%, Montfort Jones 6.0%, Cumberland 6.2%, and Dardanelle 6.0%.

           For 1997, revenue from the following clients exceeded 5% of total management fees: Bradley 5.3%, Franklin County 6.2%, Morehouse 5.3%, Richardson 5.0%, Tyler Holmes 5.2%, Senatobia 5.3%, Sharkey 5.0%, Aberdeen 5.0%, Montfort Jones 5.1%, Cumberland 5.3%, and Dardanelle 5.1%.

NOTE 15:   ACQUISITION OF SUBSIDIARIES
           During 1996, $1,000,000 cash was paid to acquire 50% of the outstanding common stock of P & H in a purchase transaction. The results of operations of P & H for all of 1996 are included in the consolidated statements of operations.

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

NOTE 16:   1998 EVENTS
           On February 25, 1998, the Company announced that it would spin-off two of its subsidiaries, MMC (which includes GmBH) and P&H, into a new public entity to be called MW Medical, Inc. If the spin-off had occurred on December 31, 1997, the consolidated total assets would have been reduced by about $2.5 million and consolidated total liabilities would have been reduced by about $.8 million.

           The loss associated with MMC and P&H for the year ended December 31, 1997 was about $1.18 million.

           In 1998, Dynamic recorded a $2.17 million charge to bad debts to reflect money due to it from MMC/GmBH which was not repaid. The spin-off was accounted for as a gain on disposition of subsidiaries in the amount of $256,493 which was a result of recapture of negative basis of the investment in subsidiaries. Each subsidiary maintained its own accounting records. There was no allocation of assets or liabilities when the entities were spun-off.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                        December 31, 1999, 1998, and 1997


NOTE 17:      EXTRAORDINARY ITEM
           As discussed in Note 9, the Company in early 1999 was able to reduce its long-term convertible debt by almost half.

              The Company recorded extraordinary item income of $7,955,831. The gain was determined based on the amount of debt forgiven less the value of the common stock given to effect the transaction.

              The discharge of indebtedness income will be non-taxable as the Company is insolvent for tax purposes under Code Section 108 of the Internal Revenue Code.

                                                                    EXHIBIT 11

                            DYNAMIC ASSOCIATES, INC.
                        CALCULATION OF EARNINGS PER SHARE


                                                                                                   Weighted
                                                           Common             Months                Average
                                                           Shares           Outstanding             Shares
                                                     -----------------    ----------------    ------------------
Year Ended December 31, 1999

Balance at December 1998                                    14,223,929                  12            14,223,929
   Issuance to retire debt                                   4,162,500               10.16             3,523,870
                                                     -----------------                        ------------------

Balance at December 31, 1999                                18,386,429                                17,747,799

   Loss for year ended December 31, 1999                                                      $      (13,093,602)
   Loss per share                                                                             $             (.74)

Year Ended December 31, 1998

Balance at December 31, 1997                                13,973,929                  12            13,973,929
   Sale of stock                                               250,000               10.16               211,644
                                                     -----------------                        ------------------

Balance at December 31, 1998                                14,223,929                                14,185,573

   Loss for year ended December 31, 1998                                                      $       (6,141,853)
   Loss per share                                                                             $             (.43)

Year Ended December 31, 1997

Balance at December 31, 1996                                12,158,900                  12            12,158,900
   Sale of stock                                             1,022,600                 6.6               564,304
   Issuance to acquire Geriatric                               150,000                11.0               137,500
   Issuance to retire debt                                     428,142                 3.5               124,875
   Issuance to acquire 50% of P&H                              214,287                 4.0                71,429
                                                     -----------------                        ------------------

Balance at December 31, 1997                                13,973,929                                13,057,008

   Loss for year ended December 31, 1997                                                      $       (3,545,846)
   Loss per share                                                                             $             (.27)
