Form 10QSB
period 2000-03-31
DYNAMIC ASSOCIATES INC
filed 2000-05-18
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2000

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                        -------------

Commission File Number 33-55254-03

                            DYNAMIC ASSOCIATES, INC.

        (Exact name of Small Business Issuer as specified in its charter)


         Nevada                                  87-0473323
-----------------------------------         -------------------
(State or other jurisdiction of             (IRS Employer
         incorporation )                     Identification No.)

6617 North Scottsdale Road, Suite 103
Scottsdale, Arizona                                               85253
--------------------------------------------                  --------------
(Address of principal executive offices                          (Zip Code)

Issuer's telephone number, including area code (480) 315-8600

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Outstanding as of
             Class                                 March 31, 2000
------------------------------------         -----------------------
$.001 par value Class A Common Stock              18,386,429 shares

                         PART 1 - FINANCIAL INFORMATION

Item 1.                    Financial Statements

BASIS OF PRESENTATION

General
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The Company is engaged in managing the operation of psychiatric/geriatric  units
for   various   hospitals   through   Perspectives   Health   Management   Corp.
("Perspectives"), a wholly owned subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had $168,765 in cash and cash equivalents. The Company incurred an ordinary loss of $.00 per share.

Perspectives, a Nevada corporation, is a 100% owned subsidiary of the Company. It provides elderly healthcare and gero-psychology services to small healthcare facilities unable to provide these services in house. The Perspectives treatment program conforms to the guidelines of the JCAHO Accreditation Manual for Hospitals and Medical Standards. The program is reimbursed at cost by Medicare when established as a distinct part unit of a hospital which qualifies for an exemption from the Medicare Prospective Payment System("PPS"). The PPS exemption provides for a cost plus reimbursement system for the unit, which allows the hospital to receive full reimbursement of the direct operating expenses, plus an allocation to the unit of a substantial portion of the hospital's overall overhead and capital costs.

RESULTS OF OPERATIONS

The 2000 financial statements present the activities of the Company and Perspectives. The 1999 financial statements present the activities of the Company and Genesis & GCCA which became Perspectives.

During the three months ended March 31, 2000, no management fees were paid or accrued compared to $95,958 for the same period in 1999. The officers have agreed to waive compensation due to the Company's lack of cash.

Net ordinary loss for the three months ended March 31, 2000 was $24,045 compared to a loss of $1,811,553 for the same period in 1999. The net loss is $.00 per share for the quarter. Net loss for the period is largely due to bad debts that were recorded related to expected necessary write-offs of some accounts receivable.

Management fee income was $1,692,199 for the three months ended March 31, 2000 compared to $2,484,166 for the same period in 1999. This is a 32% decrease from 1999. The main reasons for the decline are 4 fewer contracts than in 1999 and a reduction in fees required because the hospitals have been unable to pay some of the higher contracted amounts due to Medicare reductions in the amounts the hospitals receive.

General and administrative expenses for the three months ended March 31, 2000 were $1,418,123 compared to $1,854,082 for the same period in 1999.

Depreciation and amortization expenses for the three months ended March 31, 2000 were $3,786 and $0 respectively compared to $15,028 and $636,320 for the same period in 1999. In 1999, the Company adjusted the carrying value of goodwill to the amount it expects to receive from the sale of Perspectives and is no longer amortizing goodwill on a quarterly basis.

Interest expense for the three months ended March 31, 2000 was $194,335 compared to $291,052 for the same period in 1999. Interest expense is incurred to the Convertible Note Holders of the Company. During the quarter ended March 31, 1999, the Company was able to lower the interest rate from 10.0% to 7.5% on most of its debt. The Company is delinquent on most of its interest payments due in 2000 (about $354,000).

During the quarter ended March 31, 1999, the Company recorded an extraordinary gain in the amount of $7,955,381 from restructuring its convertible notes. The extraordinary gain represented income of $.49 per share. The gain had no income tax consequences.

Impact of the Year 2000 Issue
The "Year 2000 Problem" arose because many existing computer programs use only the last two digits to refer to a year. Therefore, these computer programs do not properly recognize a year that begins with "20" instead of the familiar "19". If not corrected, many computer applications could fail or create erroneous results. The extent of the potential impact of the Year 2000 Problem is not yet known, and if not timely corrected, it could affect the global economy. The Company did not experience any Y2K problems and does not expect problems in the future.

Forward Looking Statements
The information contained in this section and elsewhere may at times represent management's best estimates of the Company's future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. The Company's ability to accomplish these objectives, and whether or not it will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward-looking assessments of profitability contained in this document to be reasonable; however, we cannot assure investors that any projections or assessments contained in this document, or otherwise made by management, will be realized or achieved at any level.


ITEM 1.           LEGAL PROCEEDINGS

Not applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.           DEFAULT UPON SENIOR SECURITIES

Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                           PART II - OTHER INFORMATION

Item 5.           Other Information

Genesis Health Management Corporation (Genesis) (now part of Perspectives) In December 1996, the Company purchased 100% of the outstanding common stock of Genesis for $25,373,000. Of the purchase price, $15,050,000 was paid in cash or notes and accounts payable and $10,323,000 was paid by issuing 3,100,000 shares of the Common Stock of the Company at a value of $3.33 per share. The note issued in connection with the acquisition of Genesis was paid in full on March 3, 1997. Genesis had been operating in Louisiana for 3 years prior to the purchase by the Company. Genesis is in the business of managing and operating psychiatric/geriatric units in various hospitals (both in-patient and out-patient). At March 31, 2000, the former Genesis had 18 contracted units. The former Genesis has contracts with hospitals in the states of Louisiana, Arkansas, Mississippi and Tennessee.

Geriatric Care Centers of America, Inc. (GCCA) (now part of Perspectives)
On March 13, 1997, Geriatric Care Centers of America ("Geriatric"), a corporation organized pursuant to the laws of the state of Tennessee, merged with Geriatric Care Centers Acquisition Corporation, for $500,000 in cash and 150,000 shares of Common Stock of the Company. The former GCCA is also in the business of managing and operating psychiatric/geriatric units in hospitals. At March 31, 2000, the former GCCA had 3 operating units.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits
                  99-1 Financial Statements as of March 31, 2000
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           DYNAMIC ASSOCIATES, INC.


DATED:  May 18, 2000                       By:
                                           Grace Sim, Secretary/Treasurer

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,        December 31,
                                                                                      2000               1999
                                                                                   (Unaudited)         (Audited)
                                                                                -----------------  ------------------
ASSETS
   CURRENT ASSETS
       Cash and cash equivalents                                                $         168,765  $          181,826
       Accounts receivable (less allowance for doubtful accounts of
          $1,033,909 in 2000 and $933,909 in 1999                                       2,374,601           2,065,028
       Other receivables                                                                   67,789              70,589
       Prepaid expense and other current assets                                            67,949               1,600
                                                                                -----------------  ------------------

                                                           TOTAL CURRENT ASSETS         2,679,104           2,319,043

   PROPERTY, PLANT & EQUIPMENT                                                             98,855              89,016

   OTHER ASSETS
       Deferred debt issue costs (less amortization of $344,084)                          533,113             560,765
       Goodwill (less amortization of $24,857,775)                                      1,590,000           1,590,000
                                                                                -----------------  ------------------
                                                                                        2,123,113           2,150,765
                                                                                -----------------  ------------------

                                                                                $       4,901,072  $        4,558,824
                                                                                =================  ==================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
       Accounts payable                                                         $         113,908  $           63,363
       Accrued expenses                                                                   752,261             636,179
       Current portion of long-term debt                                                   45,966               4,349
       Accrued interest payable                                                           516,685             366,305
                                                                                -----------------  ------------------
                                                      TOTAL CURRENT LIABILITIES         1,428,820           1,070,196

   Long-term debt                                                                          13,526               5,857
   Convertible notes                                                                    8,676,500           8,676,500
                                                                                -----------------  ------------------
                                                                                        8,690,026           8,682,357
                                                                                -----------------  ------------------
                                                              TOTAL LIABILITIES        10,118,846           9,752,553

   STOCKHOLDERS' (DEFICIT)
       Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding 18,386,429 shares                                         18,386              18,386
       Additional paid-in capital                                                      19,146,474          19,146,474
       Retained deficit                                                               (24,382,634)        (24,358,589)
                                                                                -----------------  ------------------
                                                  TOTAL STOCKHOLDERS' (DEFICIT)        (5,217,774)         (5,193,729)
                                                                                -----------------  ------------------

                                                                                $       4,901,072  $        4,558,824
                                                                                =================  ==================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                Three Months Ended March 31,
                                                                                  2000                1999
                                                                           ------------------  -----------------
Management fees                                                            $        1,692,199  $       2,484,166
                                                                           ------------------  -----------------
                                                                                    1,692,199          2,484,166

General & administrative expenses                                                   1,418,123          1,854,082
Depreciation                                                                            3,786             15,028
Amortization of goodwill                                                                    0            636,320
Bad debts                                                                             100,000          1,186,637
                                                                           ------------------  -----------------
                                                                                    1,521,909          3,692,067
                                                                           ------------------  -----------------

                                            NET OPERATING INCOME (LOSS)               170,290         (1,207,901)

OTHER INCOME (EXPENSE)
     Interest expense                                                                (194,335)          (291,052)
     Unrealized (decrease) in investment                                                    0             (9,000)
                                                                           ------------------  -----------------
                                                                                     (194,335)          (300,052)
                                                                           ------------------  -----------------

                                         NET (LOSS) BEFORE INCOME TAXES               (24,045)        (1,507,953)

INCOME TAX EXPENSE                                                                          0            303,600
                                                                           ------------------  -----------------

                                                      NET (LOSS) BEFORE
                                                     EXTRAORDINARY ITEM               (24,045)        (1,811,553)

Extraordinary item - Gain on restructuring of debt (no
     applicable income taxes)                                                               0          7,955,831
                                                                           ------------------  -----------------

                                                      NET INCOME (LOSS)    $          (24,045) $       6,144,278
                                                                           ==================  =================

Net income (loss) per weighted average share:
     Operations                                                            $             (.00) $            (.11)
     Extraordinary item                                                                   .00                .49
                                                                           ------------------  -----------------

                                                      NET INCOME (LOSS)    $             (.00) $             .38
                                                                           ==================  =================

Weighted average number of common shares used to compute
     net (loss) per weighted average share                                         18,386,429         16,305,179
                                                                           ==================  =================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                Three months ended March 31,
                                                                                  2000                1999
                                                                           ------------------  -----------------
OPERATING ACTIVITIES
   Net income (loss)                                                       $          (24,045) $       6,144,278
   Adjustments to reconcile net income (loss) to cash provided
     (used) by operating activities:
       Depreciation and amortization                                                   31,438            695,191
       Non-cash debt restructuring                                                          0         (7,955,831)
       Bad debts                                                                      100,000          1,186,637
       Unrealized change in investment                                                      0              9,000
       Deferred taxes                                                                       0            300,000
   Changes in assets and liabilities:
       Accounts receivable                                                           (406,773)          (746,435)
       Prepaid expenses and other                                                      18,383            (16,425)
       Accounts payable and accrued expenses                                          317,007            167,067
                                                                           ------------------  -----------------

                                             NET CASH PROVIDED (USED)
                                              BY OPERATING ACTIVITIES                  36,010           (216,518)

FINANCING ACTIVITIES
   Cash from (to) subsidiaries / LLC                                                        0           (220,522)
   Principal payments on debt                                                         (49,071)              (962)
                                                                           ------------------  -----------------

                                                   NET CASH (USED) BY
                                                 FINANCING ACTIVITIES                 (49,071)          (221,484)
                                                                           ------------------  -----------------

                                DECREASE IN CASH AND CASH EQUIVALENTS                 (13,061)          (438,002)

Cash and cash equivalents at beginning of period                                      181,826            478,418
                                                                           ------------------  -----------------

                           CASH AND CASH EQUIVALENTS AT END OF PERIOD      $          168,765  $          40,416
                                                                           ==================  =================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                                  $           16,303  $          18,029
   Cash paid for income taxes                                                               0                  0


During 2000, the Company purchased a vehicle in the amount of $13,625 by incurring a loan in the same amount.

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

NOTE 2:         SEGMENT INFORMATION

                Pre-consolidation net income (loss) is as follows:

                           Dynamic                            $      (197,378)
                           Perspectives                               173,333
                                                              ---------------

                                                              $       (24,045)
                                                              ===============