Form 10QSB
period 2000-06-30
DYNAMIC ASSOCIATES INC
filed 2000-08-21
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2000

[] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                        -------------   ---------------

Commission File Number 33-55254-03

                            DYNAMIC ASSOCIATES, INC.
        (Exact name of Small Business Issuer as specified in its charter)


         Nevada                         87-0473323
-------------------------------         ----------
(State or other jurisdiction of       (IRS Employer
         incorporation )           Identification No.)

6617 North Scottsdale Road, Suite 103
Scottsdale, Arizona                                         85253
--------------------------------------------            ----------------
(Address of principal executive offices                     (Zip Code)

Issuer's telephone number, including area code (480) 315-8600

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      Outstanding as of
             Class                                      June 30, 2000
------------------------------------         -----------------------------------
$.001 par value Class A Common Stock                  18,386,429 shares

                         PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BASIS OF PRESENTATION

General
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

The 2000 financial statements present the activities of the Company and Perspectives. The 1999 financial statements present the activities of the Company and Genesis & GCCA which became Perspectives.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 June 30,          December 31,
                                                                                                   2000                1999
                                                                                                (Unaudited)          (Audited)
                                                                                             -----------------  ------------------
ASSETS
         CURRENT ASSETS
              Cash and cash equivalents                                                      $         715,258  $          181,826
              Accounts receivable (less allowance for doubtful accounts of
                $1,157,472 in 2000 and $933,909 in 1999)                                             1,887,880           2,065,028
              Other receivables                                                                              0              70,589
              Prepaid expense and other current assets                                                 101,118               1,600
                                                                                             -----------------  ------------------

                                                                      TOTAL CURRENT ASSETS           2,704,256           2,319,043

         PROPERTY, PLANT & EQUIPMENT                                                                    93,176              89,016

         OTHER ASSETS
              Deferred debt issue costs (less amortization of $371,736 in 2000
                and $316,432 in 1999)                                                                  505,461             560,765
              Goodwill                                                                               1,590,000           1,590,000
                                                                                             -----------------  ------------------
                                                                                                     2,095,461           2,150,765
                                                                                             -----------------  ------------------

                                                                                             $       4,892,893  $        4,558,824
                                                                                             =================  ==================

LIABILITIES & (DEFICIT)
         CURRENT LIABILITIES
              Accounts payable                                                               $         102,882  $           63,363
              Accrued expenses                                                                         635,735             636,179
              Current portion of long-term debt                                                         30,842               4,349
              Accrued interest payable                                                                 681,567             366,305
                                                                                             -----------------  ------------------
                                                                 TOTAL CURRENT LIABILITIES           1,451,026           1,070,196

         Long-term debt                                                                                 11,922               5,857
         Convertible notes                                                                           8,676,500           8,676,500
                                                                                             -----------------  ------------------
                                                                                                     8,688,422           8,682,357
                                                                                             -----------------  ------------------
                                                                         TOTAL LIABILITIES          10,139,448           9,752,553

         STOCKHOLDERS' (DEFICIT)
              Common Stock $.001 par value:
                Authorized - 25,000,000 shares
                Issued and outstanding 18,386,429 shares                                                18,386              18,386
              Additional paid-in capital                                                            19,146,474          19,146,474
              Retained deficit                                                                     (24,411,415)        (24,358,589)
                                                                                             -----------------  ------------------
                                                             TOTAL STOCKHOLDERS' (DEFICIT)          (5,246,555)         (5,193,729)
                                                                                             -----------------  ------------------

                                                                                             $       4,892,893  $        4,558,824
                                                                                             =================  ==================

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                     Three Months Ended              Six Months Ended
                                                                          June 30,                       June 30,
                                                                     2000           1999           2000            1999
                                                                -------------   -------------  -------------  -------------
Management fees                                                 $   1,670,253   $   2,029,246  $   3,362,452  $   4,513,412
                                                                -------------   -------------  -------------  -------------
                                                                    1,670,253       2,029,246      3,362,452      4,513,412

General & administrative expenses                                   1,506,974       1,568,440      2,925,097      3,422,522
Depreciation                                                            5,679          15,026          9,465         30,054
Amortization of goodwill                                                    0         636,320              0      1,272,640
Bad debts                                                              48,000         (12,560)       148,000      1,174,077
                                                                -------------   -------------  -------------  -------------
                                                                    1,560,653       2,207,226      3,082,562      5,899,293
                                                                -------------   -------------  -------------  -------------

                                   NET OPERATING INCOME (LOSS)        109,600        (177,980)       279,890     (1,385,881)

OTHER INCOME (EXPENSE)
     Interest income                                                        0             651              0            651
     Interest expense                                                (138,381)       (192,772)      (332,716)      (483,824)
     Unrealized (decrease) in investment                                    0          (4,000)             0        (13,000)
                                                                -------------   -------------  -------------  -------------
                                                                     (138,381)       (196,121)      (332,716)      (496,173)
                                                                -------------   -------------  -------------  -------------

                                NET (LOSS) BEFORE INCOME TAXES        (28,781)       (374,301)       (52,826)    (1,882,054)

INCOME TAX EXPENSE                                                          0          (1,800)             0        301,800
                                                                -------------   -------------  -------------  -------------

                                             NET (LOSS) BEFORE
                                            EXTRAORDINARY ITEM        (28,781)       (372,301)       (52,826)    (2,183,854)

Extraordinary item - Gain on restructuring of
     debt (no applicable income taxes)                                      0               0              0      7,955,831
                                                                -------------   -------------  -------------  -------------

                                             NET INCOME (LOSS)  $     (28,781)  $    (372,301) $     (52,826) $   5,771,977
                                                                =============   =============  =============  =============

Net income (loss) per weighted average share:
     Operations                                                 $         .00   $        (.02) $         .00  $        (.13)
     Extraordinary item                                                   .00             .00            .00            .47
                                                                -------------   -------------  -------------  -------------

                                             NET INCOME (LOSS)  $         .00   $        (.02) $         .00  $         .34
                                                                =============   =============  =============  =============

Weighted average number of common shares
     used to compute net (loss) per weighted
     average share                                                 18,386,429      18,386,429     18,386,429     16,998,929
                                                                =============   =============  =============  =============

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six months ended June 30,
                                                                                  2000                1999
                                                                           ------------------  -----------------
OPERATING ACTIVITIES
   Net income (loss)                                                       $          (52,826) $       5,771,977
   Adjustments to reconcile net income (loss) to cash provided
     (used) by operating activities:
       Depreciation and amortization                                                   64,769          1,374,189
       Non-cash debt restructuring                                                          0         (7,955,831)
       Book value of disposed assets                                                        0             66,360
       Bad debts                                                                      148,000          1,174,077
       Unrealized change in investment                                                      0             13,000
       Deferred taxes                                                                       0            300,000
   Changes in assets and liabilities:
       Accounts receivable                                                             99,737         (1,058,296)
       Prepaid expenses and other                                                     (99,518)            66,280
       Accounts payable and accrued expenses                                          439,069              3,019
                                                                           ------------------  -----------------

                                             NET CASH PROVIDED (USED)
                                              BY OPERATING ACTIVITIES                 599,231           (245,225)

INVESTING ACTIVITIES
   Deposits                                                                                 0                410
                                                                           ------------------  -----------------

                                             NET CASH PROVIDED (USED)
                                              BY INVESTING ACTIVITIES                       0                410

FINANCING ACTIVITIES
   Principal payments on debt                                                         (65,799)            (2,277)
                                                                           ------------------  -----------------


                               NET CASH (USED) BY
                                                 FINANCING ACTIVITIES                 (65,799)            (2,277)
                                                                           ------------------  -----------------

                                DECREASE IN CASH AND CASH EQUIVALENTS                 533,432           (247,092)

Cash and cash equivalents at beginning of period                                      181,826            478,418
                                                                           ------------------  -----------------

                           CASH AND CASH EQUIVALENTS AT END OF PERIOD      $          715,258  $         231,326
                                                                           ==================  =================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                                  $            4,417  $         274,431
   Cash paid for income taxes                                                               0             23,931


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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2000, the Company had $715,258 in cash and cash equivalents. The Company incurred an ordinary loss of $.00 per share.

Perspectives, a Nevada corporation, is a 100% owned subsidiary of the Company. It provides elderly healthcare and gero- psychology services to small healthcare facilities unable to provide these services in house. The Perspectives treatment program conforms to the guidelines of the JCAHO Accreditation Manual for Hospitals and Medical Standards. The program is reimbursed at cost by Medicare when established as a distinct part unit of a hospital which qualifies for an exemption from the Medicare Prospective Payment System("PPS"). The PPS exemption provides for a cost plus reimbursement system for the unit, which allows the hospital to receive full reimbursement of the direct operating expenses, plus an allocation to the unit of a substantial portion of the hospital's overall overhead and capital costs.

RESULTS OF OPERATIONS

During the three months ended June 30, 2000, no management fees were paid or accrued compared to $0 for the same period in 1999. The officers have agreed to waive compensation due to the Company's lack of cash.

Net ordinary loss for the three months ended June 30, 2000 was $(28,781) compared to a loss of $(372,301) for the same period in 1999. The net loss is $.00 per share for the quarter. Net loss for the period is largely due to bad debts that were recorded related to expected necessary write-offs of some accounts receivable.

Management fee income was $1,670,253 for the three months ended June 30, 2000 compared to $2,029,246 for the same period in 1999. This is an 18% decrease from 1999. The main reasons for the decline are 4 fewer contracts than in 1999 and a reduction in fees required because the hospitals have been unable to pay some of the higher contracted amounts due to Medicare reductions in the amounts the hospitals receive.

General and administrative expenses for the three months ended June 30, 2000 were $1,506,974 compared to $1,568,440 for the same period in 1999.

Depreciation and amortization expenses for the three months ended June 30, 2000 were $5,679 and $0 respectively compared to $15,026 and $636,320 for the same period in 1999. In 1999, the Company adjusted the carrying value of goodwill to the amount it expects to receive from the sale of Perspectives and is no longer amortizing goodwill on a quarterly basis.

Interest expense for the three months ended June 30, 2000 was $138,381 compared to $192,772 for the same period in 1999. Interest expense is incurred to the Convertible Note Holders of the Company. During the quarter ended June 30, 1999, the Company was able to lower the interest rate from 10.0% to 7.5% on most of its debt. The Company is delinquent on most of its interest payments due in 2000 (about $681,000).

During the six months ended June 30, 2000, no management fees were paid or accrued compared to $75,769 for the same period in 1999. The officers have agreed to waive compensation due to the Company's lack of cash.

Net ordinary loss for the six months ended June 30, 2000 was $(52,826) compared to a loss of $(2,183,854) for the same period in 1999. The net loss is $.00 per share for the quarter. Net loss for the period is largely due to bad debts that were recorded related to expected necessary write-offs of some accounts receivable.

Management fee income was $3,362,452 for the six months ended June 30, 2000 compared to $4,513,412 for the same period in 1999. This is a 25% decrease from 1999. The main reasons for the decline are 4 fewer contracts than in 1999 and a reduction in fees required because the hospitals have been unable to pay some of the higher contracted amounts due to Medicare reductions in the amounts the hospitals receive.

General and administrative expenses for the six months ended June 30, 2000 were $2,925,097 compared to $3,422,522 for the same period in 1999.

Depreciation and amortization expenses for the six months ended June 30, 2000 were $9,465 and $0 respectively compared to $30,054 and $1,272,640 for the same period in 1999. In 1999, the Company adjusted the carrying value of goodwill to the amount it expects to receive from the sale of Perspectives and is no longer amortizing goodwill on a quarterly basis.

Interest expense for the six months ended June 30, 2000 was $332,716 compared to $483,824 for the same period in 1999. Interest expense is incurred to the Convertible Note Holders of the Company. During the quarter ended June 30, 1999, the Company was able to lower the interest rate from 10.0% to 7.5% on most of its debt. The Company is delinquent on most of its interest payments due in 2000 (about $681,000).

Even though the Company is in default, it has made arrangements with the majority of its bondholders to convert the debt at the rate of $.15 per share into the Company's common stock. The promissory note described in Item 5 will also be assigned to the bondholders.

Pre-consolidation net income (loss) is as follows:

                           Dynamic           $      (396,030)
                           Perspectives              343,204
                                             ---------------

                                             $       (52,826)
                                             ===============

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

The Company is in the final stages of entering into an agreement for the sale of all the assets of its wholly owned subsidiary, Perspectives Health Management LLC ("Perspectives"), to a Delaware limited liability company named New Perspectives Health Management Corp. (The "Purchaser"). As this is the only active business operation within the Company and represents the transfer of all of the combined assets of the Company and it subsidiaries, this sale will leave the Company without any active business or assets.

Under this agreement, Perspectives will sell all of its assets to the Purchaser in exchange for:

     1. Twenty thousand dollars and no cents ($20,000) U.S. as the first installment of sixty (60) equal monthly payments in accordance with the Promissory Note described in paragraph (2) below.

     2. A promissory note in the stated principal amount of $1,737,657.80 payable in 60 monthly installments of $20,000 each together with interest accrued thereon at the simple interest rate of eight percent (8%) per annum. This promissory note will be secured by a security interest in the Assets.

     3. The Purchaser's agreement to assume and discharge in a timely manner the obligations of Perspectives under all contracts, accounts payable, and agreements transferred by Perspectives to the Purchaser.

     4. In addition, Purchaser has agreed that in the event of a Major Transaction, it shall pay the entire amount of the principle and interest then owing under the promissory note, plus:

          a. 50% of the net proceeds of such Major Transaction, if the Major Transaction is entered into or closes on or before September 1, 2002; and

          b. 25% of the net proceeds of such Major Transaction, if the Major Transaction is entered into or closes after September 1, 2002, but on or before September 1, 2003.

          A Major Transaction occurs if:

          a.   Purchaser merges or consolidates with another entity;

          b. Purchaser sells or otherwise transfers all or substantially all of its assets; or

          c. More that 50% of the voting membership interest of Purchaser is transferred in a single transaction or a series of related transactions, other than transfers to certain permitted transferees of the members of Purchaser.

               Net proceeds with respect to a Major Transaction equals all of the net consideration to be received by Purchaser or its members in such Major Transaction, less any principal and interest paid.

The obligation of the Parties to consummate this sale is subject to each of the following conditions:

          a. All representations and warranties of Perspectives, Dynamic and the Purchaser are true and correct in all material respects on the closing date;

          b. There have been no material adverse changes to the business between the date of the agreement and the closing date;

          c. No action or proceeding before the Governmental Authority has been instituted or threatened to restrain or prohibit the transactions contemplated by the agreement.

          d. The note holders of Dynamic have each approved: (a) the agreement and the sale, and (b) the exchange of the existing notes for a pro rata share of the promissory note and other consideration.

          e. Each note holder has executed a representation letter consenting to the sale of the assets and assignment fo the note.

               The sale must be consummated within thirty (30) days following the latest of the date(s) of approval of the transaction by the shareholders of Dynamic and the note holders and the satisfaction of each other condition to closing, but no later than the 1st day of September, 2000, unless both parties agree in writing on a later closing date.

               At the Closing, the Purchaser shall take all actions necessary to ensure that any and all liabilities of Perspectives are satisfied or paid current so that Perspectives is not in default under any such obligations.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  99-1 Financial Statements as of June 30, 2000
                  27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DYNAMIC ASSOCIATES, INC.


DATED:  August 18, 2000                     By:  /s/ Grace Sim
      ---------------------                    ----------------------------
                                            Grace Sim, Secretary/Treasurer