Form 10QSB
period 2000-09-30
DYNAMIC ASSOCIATES INC
filed 2000-11-20
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended September 30, 2000

[] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from              to
                                        -------------   ---------------

Commission File Number 33-55254-03

                            DYNAMIC ASSOCIATES, INC.
        (Exact name of Small Business Issuer as specified in its charter)


         Nevada                        87-0473323
-------------------------------        ----------
(State or other jurisdiction of       (IRS Employer
         incorporation )             Identification No.)

6617 North Scottsdale Road, Suite 103
Scottsdale, Arizona                                  85253
--------------------------------------------       ------------
(Address of principal executive offices              (Zip Code)

Issuer's telephone number, including area code (480) 315-8600

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                  Outstanding as of
                   Class                          September 30, 2000
--------------------------------------         ------------------------
 $.001 par value Class A Common Stock             18,386,429 shares

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

BASIS OF PRESENTATION

General
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that can be expected for the year ending December 31, 2000.

The 2000 financial statements present the activities of the Company and Perspectives. The 1999 financial statements present the activities of the Company and Genesis & GCCA which became Perspectives.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                  September 30,        December 31,
                                                                                  2000                    1999
                                                                                  (Unaudited)             (Audited)
                                                                              -----------------      --------------
ASSETS
   CURRENT ASSETS
       Cash and cash equivalents                                                $         579,775  $          181,826
       Accounts receivable (less allowance for doubtful accounts of
          $1,157,472 in 2000 and $933,909 in 1999)                                      2,242,949           2,065,028
       Other receivables                                                                        0              70,589
       Prepaid expense and other current assets                                            18,755               1,600
                                                                                -----------------  ------------------

                                                            TOTAL CURRENT ASSETS        2,841,479           2,319,043

   PROPERTY, PLANT & EQUIPMENT                                                             83,408              89,016

   OTHER ASSETS
       Deferred debt issue costs (less amortization of $399,388 in 2000
          and $316,432 in 1999)                                                           477,809             560,765
       Goodwill                                                                         1,590,000           1,590,000
                                                                                -----------------  ------------------
                                                                                         2,067,809          2,150,765
                                                                                ------------------ ------------------

                                                                                $        4,992,696 $        4,558,824
                                                                                ================== ==================

LIABILITIES & (DEFICIT)
   CURRENT LIABILITIES
       Accounts payable                                                         $          14,482  $           63,363
       Accrued expenses                                                                   725,241             636,179
       Current portion of long-term debt                                                   13,098               4,349
       Accrued interest payable                                                           846,449             366,305
                                                                                -----------------  ------------------
                                                     TOTAL CURRENT LIABILITIES          1,599,270           1,070,196

   Long-term debt                                                                           9,095               5,857
   Convertible notes                                                                    8,676,500           8,676,500
                                                                                -----------------  ------------------
                                                                                        8,685,595           8,682,357
                                                                                -----------------  ------------------
                                                             TOTAL LIABILITIES         10,284,865           9,752,553

   STOCKHOLDERS' (DEFICIT)
       Common Stock $.001 par value:
          Authorized - 25,000,000 shares
          Issued and outstanding 18,386,429 shares                                         18,386              18,386
       Additional paid-in capital                                                      19,146,474          19,146,474
       Retained deficit                                                               (24,457,029)        (24,358,589)
                                                                                -----------------  ------------------
                                                 TOTAL STOCKHOLDERS' (DEFICIT)         (5,292,169)         (5,193,729)
                                                                                -----------------  ------------------

                                                                                $       4,992,696  $        4,558,824
                                                                                =================  ==================



See Notes to Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                        Three Months Ended September 30,        Nine Months Ended September 30,
                                                            2000                1999               2000                1999
                                                     ------------------  -----------------   -----------------  ------------------
Management fees                                      $        1,472,353  $       2,055,890   $       4,834,805  $        6,569,302
                                                     ------------------  -----------------   -----------------  ------------------
                                                              1,472,353          2,055,890           4,834,805           6,569,302

General & administrative expenses                             1,443,565          1,682,322           4,368,662           5,104,844
Depreciation                                                      9,768              9,347              19,233              39,401
Amortization of goodwill                                              0            636,320                   0           1,908,960
Bad debts                                                      (101,435)           844,103              46,565           2,018,180
                                                     ------------------  -----------------   -----------------  ------------------
                                                              1,351,898          3,172,092           4,434,460           9,071,385
                                                     ------------------  -----------------   -----------------  ------------------

                        NET OPERATING INCOME (LOSS)             120,455         (1,116,202)            400,345          (2,502,083)

OTHER INCOME (EXPENSE)
   Interest income                                                   59              2,242                  59               2,893
   Interest expense                                            (166,128)          (193,837)           (498,844)           (677,661)
   Unrealized (decrease) in investment                                0                  0                   0             (13,000)
                                                     ------------------  -----------------   -----------------  ------------------
                                                               (166,069)          (191,595)           (498,785)           (687,768)
                                                     ------------------  -----------------   -----------------  ------------------

                     NET (LOSS) BEFORE INCOME TAXES             (45,614)        (1,307,797)            (98,440)         (3,189,851)

INCOME TAX EXPENSE (BENEFIT)                                          0             (1,800)                  0             300,000
                                                     ------------------  -----------------   -----------------  ------------------

                                  NET (LOSS) BEFORE
                                 EXTRAORDINARY ITEM             (45,614)        (1,305,997)            (98,440)         (3,489,851)

Extraordinary item - Gain on restructuring of debt
   (no applicable income taxes)                                       0                  0                   0           7,955,831
                                                     ------------------  -----------------   -----------------  ------------------

                                  NET INCOME (LOSS)  $          (45,614) $      (1,305,997)  $         (98,440) $        4,465,980
                                                     ==================  =================   =================  ==================

BASIC AND DILUTED (LOSS) PER SHARE
Net income (loss) per weighted average share:
   Operations                                        $             (.00) $            (.07)  $            (.01) $             (.20)
   Extraordinary item                                               .00                .00                 .00                 .46
                                                     ------------------  -----------------   -----------------  ------------------

                                  NET INCOME (LOSS)  $             (.00) $            (.07)  $            (.01) $              .26
                                                     ==================  =================   =================  ==================

Weighted average number of common shares
   used to compute net income (loss) per weighted
   average share                                             18,386,429         18,386,429          18,386,429          17,461,429
                                                     ==================  =================   =================  ==================



See Notes to Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               Nine months ended September 30,
                                                                                  2000                1999
                                                                           ------------------  -----------------
OPERATING ACTIVITIES
   Net income (loss)                                                       $          (98,440) $       4,465,980
   Adjustments to reconcile net income (loss) to cash used by operating activities:
       Depreciation and amortization                                                  102,189          2,047,508
       Non-cash debt restructuring                                                          0         (7,955,831)
       Book value of disposed assets                                                        0             72,041
       Bad debts                                                                       46,565          2,018,180
       Unrealized change in investment                                                      0             13,000
       Deferred taxes                                                                       0            300,000
   Changes in assets and liabilities:
       Accounts receivable                                                           (153,897)        (1,523,549)
       Prepaid expenses and other                                                     (17,155)            87,721
       Accounts payable and accrued expenses                                          520,325            111,333
                                                                           ------------------  -----------------

                                NET CASH USED BY OPERATING ACTIVITIES                 399,587           (363,617)

INVESTING ACTIVITIES
   Loan - other                                                                         4,067                  0
   Deposits                                                                                 0                410
                                                                           ------------------  -----------------

                     NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                   4,067                410

FINANCING ACTIVITIES
   Cash from (to) subsidiaries                                                         (5,705)                 0
   Principal payments on debt                                                               0             (3,290)
                                                                           ------------------  -----------------

                                                   NET CASH (USED) BY
                                                 FINANCING ACTIVITIES                  (5,705)            (3,290)
                                                                           ------------------  -----------------

                                DECREASE IN CASH AND CASH EQUIVALENTS                 397,949           (366,497)

Cash and cash equivalents at beginning of period                                      181,826            478,418
                                                                           ------------------  -----------------

                           CASH AND CASH EQUIVALENTS AT END OF PERIOD      $          579,775  $         111,921
                                                                           ==================  =================

SUPPLEMENTAL INFORMATION
   Cash paid for interest                                                  $           18,700  $         292,976
   Cash paid for income taxes                                                               0             23,931


During 2000, the Company purchased equipment in the amount of $13,625 on a contract. During 1999, the Company issued 4,162,500 shares of its restricted common stock and 8,325,000 warrants to purchase stock at $1.50 per share until December 31, 2000 to retire debt of $8,325,000 and accrued interest of $912,881.




See Notes to Financial Statements.

                    DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000


NOTE 1:           SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

         Basis of Presentation

         The accompanying financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted auditing principles for complete financial statements. The unaudited financial statements should, therefore, be read in conjunction with the financial statements and notes thereto in the Report on Form 10KSB for the year ended December 31, 1999. In the opinion of management, all adjustments (consisting of normal and recurring adjustments) considered necessary for a fair presentation, have been included. The results of operations for the three and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the entire fiscal year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is engaged in managing the operation of psychiatric/geriatric  units
for   various   hospitals   through   Perspectives   Health   Management   Corp.
("Perspectives"), a wholly owned subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had $579,775 in cash and cash equivalents. The Company incurred an ordinary loss of $.01 per share.

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

RESULTS OF OPERATIONS

During the three months ended September 30, 2000, no management fees were paid or accrued compared to $0 for the same period in 1999. The officers have agreed to waive compensation due to the Company's lack of cash.

Net ordinary loss for the three months ended September 30, 2000 was $(45,614) compared to a loss of $(1,305,997) for the same period in 1999. The net loss is $.00 per share for the quarter. Net loss for the period is largely due to interest accrued on convertible notes.

Management fee income was $1,472,353 for the three months ended September 30, 2000 compared to $2,055,890 for the same period in 1999. This is an 18% decrease from 1999. The main reasons for the decline are 4 fewer contracts than in 1999 and a reduction in fees required because the hospitals have been unable to pay some of the higher contracted amounts due to Medicare reductions in the amounts the hospitals receive.

General and administrative expenses for the three months ended September 30, 2000 were $1,443,565 compared to $1,682,322 for the same period in 1999.

Depreciation and amortization expenses for the three months ended September 30, 2000 were $9,768 and $0 respectively compared to $9,347 and $636,320 for the same period in 1999. In 1999, the Company adjusted the carrying value of goodwill to the amount it expects to receive from the sale of Perspectives and is no longer amortizing goodwill on a quarterly basis.

Interest expense for the three months ended September 30, 2000 was $166,128 compared to $193,837 for the same period in 1999. Interest expense is incurred to the Convertible Note Holders of the Company. The Company is delinquent on most of its interest payments due in 2000 (about $846,000).

During the nine months ended September 30, 2000, no management fees were paid or accrued compared to $75,769 for the same period in 1999. The officers have agreed to waive compensation due to the Company's lack of cash.

Net ordinary loss for the nine months ended September 30, 2000 was $(98,440) compared to a gain of $4,465,980 for the same period in 1999. The net loss is $.01 per share for the quarter. Net loss for the period is largely due to interest on convertible notes.

Management fee income was $4,834,805 for the nine months ended September 30, 2000 compared to $6,569,302 for the same period in 1999. This is a 26% decrease from 1999. The main reasons for the decline are 4 fewer contracts than in 1999 and a reduction in fees required because the hospitals have been unable to pay some of the higher contracted amounts due to Medicare reductions in the amounts the hospitals receive.

General and administrative expenses for the nine months ended September 30, 2000 were $4,368,662 compared to $5,104,844 for the same period in 1999.

Depreciation and amortization expenses for the nine months ended September 30, 2000 were $19,233 and $0 respectively compared to $39,401 and $1,908,960 for the same period in 1999. In 1999, the Company adjusted the carrying value of goodwill to the amount it expects to receive from the sale of Perspectives and is no longer amortizing goodwill on a quarterly basis.

Interest expense for the nine months ended September 30, 2000 was $498,844 compared to $677,661 for the same period in 1999. Interest expense is incurred to the Convertible Note Holders of the Company. The Company is delinquent on most of its interest payments due in 2000 (about $846,000).

Even though the Company is in default, it has made arrangements with the majority of its noteholders to convert the debt at the rate of $.15 per share into the Company's common stock. The promissory note described in Item 5 will also be assigned to the noteholders.

Pre-consolidation net income (loss) is as follows:

                           Dynamic          $      (573,501)
                           Perspectives             475,061
                                            ---------------

                                            $       (98,440)
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

                Under this agreement, Perspectives will sell all of its assets to the Purchaser in exchange for:

                1. Twenty thousand dollars and no cents ($20,000) U.S. as the first installment of ninety (60) equal monthly payments in accordance with the Promissory Note described in paragraph
                      (2) below.

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

                      A Major Transaction occurs if:

                      a.   urchaser merges or consolidates with another entity;

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

                Subsequent to September 30, 2000, management has determined that
                there  is   substantial   doubt  that  this  agreement  will  be
                consumated.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits
                  99-1 Financial Statements as of September 30, 2000 27 Financial Data Schedule

         (b)      Reports on Form 8-K
                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     DYNAMIC ASSOCIATES, INC.


DATED: November 20, 2000                    By:/s/ Grace Sim
      ---------------------                    ------------------------------
                                               Grace Sim, Secretary/Treasurer