Form 10KSB/A
period 1998-12-31
DYNAMIC ASSOCIATES INC
filed 2000-12-12
CIK 878146

              SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C.  20549

                         FORM 10KSB/A

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1998

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to ____________

      Commission File No.  33-55254-03
                           -----------

                     DYNAMIC ASSOCIATES, INC.
     (Exact name of Registrant as specified in its charter)

NEVADA                                    87-0473323
-------------------------------           ----------------------
(State or other jurisdiction of           (I.R.S. Employer
incorporation or organization)            Identification Number)

6955 E. Caballo Dr.
PARADISE VALLEY, ARIZONA                  85253
---------------------------------------   -----
(Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code: (602) 483-8700
                                                    --------------

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: NONE

Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for 1998 were $12,498,922.

As of April 14, 1999, the approximate market value of the voting stock held by non-affiliates of the registrant was $116,797 based on an average bid price of $.1797 per share.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class                                     Outstanding as of April 7,1999
------------------------------------      ------------------------------
$.001 PAR VALUE CLASS A COMMON STOCK      18,386,429  SHARES

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

     The Company formerly owned two microwave technologies subsidiaries, P&H Laboratories, Inc. ("P&H"), a microwave research and production company, and Microwave Medical Corp. ("MMC"), which develops microwave technology for various medical treatments. As of March 11, 1998, the Company has spun off MMC and P&H to a newly incorporated Nevada Corporation, MW Medical, Inc. ("MW" or "MW Medical"). The spin-off was completed by the distribution of MW shares to all Dynamic shareholders on record (the "Record Date") as of the close of business on February 25, 1998. Each such holder received one share of MW Common Stock for every one share of
Dynamic common stock held on the Record Date.   (See Section on
Spin Off)

     The Company's executive offices are located at 6955 E. Caballo Dr. Paradise Valley, Arizona 85253 telephone number at this location is (602) 483-8700 and the telefax number is (602) 443-1235. Jan Wallace is the current President and a Director, Grace Sim is the Secretary/Treasurer, William H. Means, Jr., and Elliot Smith are Directors.


Genesis Health Management Corporation

     The Company entered into an Acquisition Agreement on August 1, 1996 to acquire 100% of Genesis Health Management Corporation, ("Genesis"), of Bossier City Louisiana, for $15,000,000.00, and 3,000,000 common shares of stock of the Company. The final agreement provided that the Company pay $12,000,000.00, issue a Promissory Note for $3,000,000.00 and issue 3,000,000 shares of common stock of the Company. The Promissory Note, (including interest) was paid in full on March 3, 1997. Genesis is in the business of managing and operating both in-patient and outpatient geriatric and psychiatric units in various hospitals. Genesis manages and operates 23 geriatric and psychiatric units in various hospitals on both an in-patient and outpatient basis.

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

Narrative Description of Business

     Genesis Health Management Corporation is a Louisiana Company that was established on July 23, 1994 to provide elderly healthcare and gero-psychology to small healthcare facilities unable to provide the service in house. Genesis manages these geriatric psychiatric units through Genesis Health Management Corporation and Geriatric Care Centers of America, Inc. Gero-psych treatment is primarily geared to low-functioning patients requiring only medication management and patients without medical complications. Elderly people frequently have medical and psychiatric problems, including severe depression, due to the natural aging process, traumatic losses, strokes and various other causes. Psychiatric problems are being treated on gero-psych units and medical problems are being treated on acute care units, many times exceeding authorized lengths of stay, and have become a burden for the hospital's financial resources.

     In order to resolve these problems, Genesis has developed a program that it has operated in various hospitals. Aggressive management has treated the psychiatric diagnosis and at the same time treated the secondary medical problems, allowing for higher medical acuity. In addition to treating the primary diagnosis, the Genesis Program assists the host hospital in lowering lengths of stays on the acute care side of the hospital. Furthermore, the acute care physician is able to resolve many medical problems, as
opposed to just stabilizing them.   This method of treatment
results in an overall reduction in the frequency of a patient's returns to the hospital and increases the patient's quality of life.

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

     The Genesis treatment program conforms to the guidelines of the JCAHO Accreditation Manual for Hospitals and Medicare Standards.
The program is reimbursed at cost by Medicare when established as a distinct part unit of a hospital that qualifies for an exemption from the Medicare Prospective Payment System. That PPS exemption provides for a cost plus reimbursement system for the unit, which allows the hospital to receive full reimbursement of the direct operating expenses, plus an allocation to the unit of a substantial portion of the hospital's overall overhead and capital costs.

Spin Off

	The Company has completed the spin-off of MW Medical, Inc. effective March 11, 1998. MW Medical is the owner of P&H and MMC, each of which was a subsidiary of the Company until completion of the spin-off. MW Medical is a Nevada corporation incorporated on December 4, 1997. The businesses of P&H and MMC are summarized as follows:

     (A)  P&H Laboratories
          ----------------

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

     (B)  Microwave Medical Corp.
          -----------------------

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

     MW Medical, Inc. has been approved by the NASD to trade its shares on the Over The Counter, Bulletin Board (OTC BB) under the symbol MWMD.

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

     On the same date (March 30, 1999), the Company, DAC, ACS and Advance also entered into an agreement and plan of Merger (the "Merger Agreement"). This Merger Agreement contemplated that upon approval by the holders of a majority of the outstanding shares of common stock of the Company at the Annual Meeting of shareholders to be held on June 4, 1999 (and the satisfaction or waiver of the other conditions of the Merger and Contribution Agreements), a merger will take place between DAC and ACS. Upon completion of the Merger, DAC will be the surviving company and will remain a wholly owned subsidiary of the Company. ACS will cease to exist and the ACS shareholders will become shareholders of the Company based on an exchange of shares that will provide existing ACS shareholders with newly issued common stock representing approximately 55% of the outstanding shares of the Company. Thereafter, the Company will directly or indirectly, be the sole controlling shareholder of all the Advanced and Dynamic Subsidiaries. All the terms and conditions upon which the Merger is to be effected are set forth in the Merger Agreement.

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

     Additional information will be in the Proxy Statement to be filed near the end of April 1999.

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

ITEM 3.  Legal Proceedings.

     The Company and any of its subsidiaries and any of their property are not involved in any material pending legal proceeding. At this time, neither the Company, nor any of its subsidiaries, has any material bankruptcy, receivership, or similar proceeding pending.

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

     The following table lists the high and low sales prices for the common stock of the company during the two most recent fiscal years:

NASDAQ-OTC

                               High Sales  Low Sales
                                    Price      Price
                               ----------  ---------
      1997  First Quarter         $4.38     $ 2.69
            Second Quarter         3.93       2.06
            Third Quarter          4.50       2.38
            Fourth Quarter         2.63       1.00
      1998  First Quarter           .875       .7187
            Second Quarter          .875       .3437
            Third Quarter          1.0625      .1875
            Fourth Quarter          .42        .16

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

     The consolidated financial statements for 1998 include the accounts of the Company, its wholly owned subsidiaries, Genesis and GCCA. All significant intercompany balances and transactions have been eliminated in the consolidation.

     Management fees for 1998 decreased to $12,498,922 from $14,619,951. The 14.5% decrease resulted from cancelled contracts and adjustments to billings made necessary by Medicare reductions. As disclosed more fully in the financial statements, the Company reported significantly greater revenue in 1997 than 1998. This is primarily due to the fact that Genesis and GCCA reported significant growth in 1997 with the addition of fifteen new hospital contracts. Many of these agreements represented monthly billings of up to $65,000 per contract. Management fee revenue for 1996 is not a valid comparison to 1998 performance as this reflects only one month of operations for Genesis and GCCA.

     General and administrative expenses were $9,845,647 for 1998, down from $10,609,090 in 1997. The Company was able to eliminate or reduce some of its expenses in 1998 to achieve the decline. The Company worked aggressively to minimize its administrative expenses in 1998, concluding that such reductions were necessary due to the impact of the changes in the Medicare reimbursement schedules as discussed below. A comparison of General and Administrative Expenses, which is incorporated into the financial statements, is presented below (figures are reported in thousands):

G & A Cateory                                   1998         1997
-------------                                   ----         ----
Consulting & Contract Services:                2,933        2,932
Wages, Benefits & Taxes:                       5,117        5,207
Automobiles:                                     106          227
Insurance:                                       137          122
Office Rent:                                      69           61
Telephone:                                       171          167
Key Person Compensation:                         285          232
Aircraft Leasing:                                275          323
Legal & Accounting:                              159          233
Travel & Entertainment:                          403          578
Operating Supplies:                               77           74
Office and Other Expenses:                       114          453
                                                ----         ----
     Total:                                    9,846       10,609

     During 1998, the Company charged to bad debt expense $2,169,806 that it had loaned to its former subsidiary MMC. This caused the net other income (expense) of $3,871,661 to be significantly higher than the $2,328,539 expense for 1997.

     Medicare reductions and other problems also caused the Company to record bad debt expense for Genesis & GCCA of $2,193,300 for 1998, a significant increase over the $590,125 for 1997. As disclosed more fully in Note 2 of the financial statements, the Company took a charge to earnings due to the change required in its contractual arrangements with hospitals. The Company recognizes revenue on an accrual basis and carefully monitors appropriate allowances for bad debt. The allowance account is indirectly affected whenever the U.S. government issues new policies regarding Medicare reimbursement to its contracted hospitals. Such hospital agreements require the Company to renegotiate its fee agreements, and result in the recording of additional bad debt via the adjustments to the allowance account due to the change in the underlying Medicare reimbursement schedules between the contracted hospitals and the U.S. government. The $2,193,300 charge to 1998 earnings was a result, to a great extent, of sweeping effects of the Medicare provisions contained in the Balanced Budget Reconciliation Act of 1997. Although the Company does not bill Medicare directly, its contract billing arrangement with the hospitals is impaired when the hospitals are unable to recover fees due to U.S. government changes in Medicare reimbursement for services performed by the hospital.

     Working capital at December 31, 1998 is $3,101,048, a decrease of $2,659,700 from the $5,760,748 at December 31, 1998. The decrease is mainly due to the decline in cash and receivables.

     The Company is dependent on the operating performance of its Genesis and GCCA subsidiaries. These subsidiaries do not have any physician practice management (PPM) relationships. As a material segment of the business, Genesis and GCCA would be adversely affected by the loss of one or more key hospital contracts. In addition, the subsidiaries would be adversely affected by changes in U.S. government polices regarding hospital reimbursements under Medicare. Facing lower realization with hospital billings to Medicare, Genesis and GCCA would be required to renegotiate its contracts with key hospitals. Such Medicare policy changes would,
therefore, have an adverse impact on the Company.   After December
31, 1998, the Company suffered various losses, including the termination of contracts with the following key hospitals (one or more represents greater than a five percent contribution to management fee revenue): Morehouse Hospital in Bastrop, Louisiana; Dardanelle Hospital in Dardanelle, Arkansas; Choctaw County Medical Center in Ackerman, Mississippi; Jefferson County Hospital in Fayette, Mississippi; and Minden Medical Center in Minden, Louisiana. The Company recorded losses incurred by the Company in 1999 as a direct result of such terminated hospital contracts as the losses were realized. Moreover, in 1999, the Company suffered losses with increased competition in key markets. In addition to the growing strength of its key competitors, Horizon Health Management, Cornerstone Health Management, and Sunrise Health Management; a large number of smaller competitors entered the market. Such competitors offer hospitals a narrowly targeted and limited consulting service in the health management field. Such companies are able to successfully compete with the Company as they provide a smaller fee commitment associated with a more limited engagement.

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

      Name                  Age       Position
      -----------           ---       --------
      Jan Wallace            43       President, Director
      Grace Sim              38       Secretary-Treasurer
      William H. Means, Jr.  43       Director
      Elliot Smith           65       Director

     Jan Wallace is a Director, President and Chief Operating Officer of the Company. The Company has employed Ms. Wallace since April 1995, when she was elected to the Board of Directors and accepted the position of Chief Operating Officer. Ms. Wallace was previously Vice President of Active Systems, Inc. a Canadian
Company specializing in SGML Software an ISO standard in Ottawa, Ontario. Prior to that she was President and Owner of Mailhouse Plus, Ltd., an office equipment distribution company that was sold to Ascom Corporation. She has also been in management with Pitney Bowes-Canada and Bell Canada where she received its highest award in Sales and Marketing. Ms. Wallace was educated at Queens
University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics.

     William H. Means, Jr. is a Director of the Company. Mr. Means received his B.S. in Business Administration from Louisiana Tech University in 1976 and his M.B.A. in Personnel Management from Louisiana Tech in 1978. From 1978 to 1980, Mr. Means worked as an Assistant Credit Manager, Salary Administrator and Commercial Loan Review Analyst at Commercial National Bank in Shreveport, Louisiana. From 1980 through 1984 he was the Vice President of Commercial Loan Administration at Bossier Bank and Trust in Bossier City, Louisiana. From 1984 through 1986 he was a Senior Vice President at National Bank of Bossier and from 1986 through 1988 he was a Senior Vice President at Bank of Mid-South in Bossier City, Louisiana. From 1988 through 1989 he was a co-owner and Account Executive at United Advertising Network and from 1989 through 1991 he was an Office and Site supervisor at McNeely Construction Company. Mr. Means owned and operated Space Center Painting and Construction Company, Space Center Mini Storage and Terrace Acres Apartments from 1991 through 1994, when he joined Genesis as an Executive Vice President.

     Elliot Smith is a Director of the Company. Mr. Smith has held a variety of senior management-level positions in some of the world's most prestigious financial institutions during the past 40 years.
Mr. Smith began a 29-year career with Prudential Bache in 1954 when he was hired as a Registered Representative in its Syracuse, New
York office. By 1973, Mr. Smith was elected to the Board of Directors of Bache & Company Inc. In 1977, he was named Senior Officer of Commodity Division and Metal Company and in 1980, was elected President of Bach Haley Stuart Metal Company Inc. On leaving Prudential-Bache in 1983, Mr. Smith served as Executive
Vice President at R. Lewis Securities, Inc., located in New York
City and from 1983 to 1995, was President of Whale Securities Company, L.P., in New York. Since 1995, Mr. Smith has served as President of the Equity Division of Rickel & Associates, Inc., an investment company. Mr. Smith has also been elected to the Boards of The Pennington School and Jullians Corporation. He is a former Member and Director of the Chicago Board of Options Exchange; Governor of the American Stock Exchange (AMEX); Governor and
Chairman of the AMEX Commodities Exchange; Director and Member of the Executive Committee of the Securities Industry Automation Corp. and a past President of the Association of Investment Brokers. Mr. Smith is currently a Managing Director at Oscar Gruss & Son, Inc.

     Grace Sim has been the Secretary/Treasurer of Dynamic Associates, Inc. since October 10, 1997. Ms. Sim joined Dynamic in January 1997. Prior to joining Dynamic, Ms. Sim owned an accounting consulting company in Ottawa, Ontario, Canada. Ms. Sim received her Bachelor of Mathematics with honors from the University of Waterloo in Waterloo, Ontario.

ITEM 10.	Executive Compensation.

                        Annual Compensation Table

                 Annual Compensation               Long-term Compensation
                 -------------------               ----------------------

                                    Other                               All
                                    Annual                              Other
                                    Com-                                Com-
Name and                            pen-   Restricted                   pen-
Principal                           sa-    Stock    Options    LTIP     sa-
Position       Year Salary  Bonus($)tion   Awarded  /SARs      payout   tion
-----------    ---- -------- -----  ------ -------  -------    -------- ----
Jan Wallace    1998 $180,000 $ 0   $3,250 $   0    $100,000(1) $  0	$  0
President,
CEO, Director

Grace Sim      1998 $105,067 $ 0   $    0 $   0    $ 50,000(1) $  0     $  0
Secretary/
Treasurer

Elliot Smith   1998 $      0 $ 0   $3,250 $   0    $      0    $  0     $  0
Director

William H.
  Means Jr.    1998 $189,000 $ 0   $3,250 $   0    $      0    $  0     $  0
Director

     There can be no assurance that the amounts of compensation actually paid, or the persons to whom it is paid for 1999, will not differ materially from the above 1998 amounts.

     (1) Exercised in 1998.

     In 1998, the Board of Directors canceled all options.

ITEM 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of December 31, 1998, information regarding the beneficial ownership of shares by each person known by the Company to own five percent or more of the outstanding shares, by each of the directors and by the officers and by each director and officer as a group, consisting of:

Title                                        Amount and
Of                 Name of                    Nature of           Percentage
Class           Beneficial Owner         Beneficial Ownership      of Class
--------------  ----------------         --------------------    ------------
Class A Common  Cede & Co.                          9,947,346           69.9%
                P.O. Box 222
                Bowling Green Station
                New York, NY  10274 - 0000

Class A Common  Vickie T. Lucky                     2,370,000           16.7%
                1613 Jimmie Davis Hwy.
                Suite #1&2
                Bossier City, LA  71112

Class A Common  Jan Wallace                           550,000            3.8%
                (President & Director)
                6929 East Cheney
                Paradise Valley, AZ 85253

Class A Common  William Means, Jr. (Director)          30,000           0.21%
                1613 Jimmie Davis Hwy.
                Suite #1&2
                Bossier City, LA  71112

Class A Common  Grace Sim                              20,000            0.1%
                (Secretary/Treasurer)
                7373 North Scottsdale Road,
                Suite B169
                Scottsdale, AZ 85253

Class A Common  Elliot Smith                           50,000             .3%
                (Director)
                7373 North Scottsdale Road,
                Suite B169
                Scottsdale, AZ 85253

Class A Common  All officers and directors            650,000            4.5%
                as a group (4 persons)

ITEM 12.  Certain Relationships and Related Transactions.

  During 1998 $180,000 was paid to the Company's President, and $105,067 was paid or accrued to the current
Secretary/Treasurer. The former President of Genesis, who is also a Director of the Company, was paid $189,000 in 1998. Such related party payments are considered by the Company as reasonable compensation for professional services rendered.

  The Company moved out of its previously leased location and now shares office expenses with another company in the same premises. In 1998, the Company paid $69,700 in rent and other fees for office administration to Amteck
Management Inc. Amteck is owned by Mr. Logan Anderson, former corporate officer of Dynamic. During the 1998 year, Mr. Anderson was not related to the Company as he was no longer a corporate officer.

  For 1999, the Company's President will receive $15,000 and the Secretary will receive $8,000 per month. The Vice
President of Operations of Genesis will receive $120,000 in 1999. Such related party payments are considered by the Company as reasonable compensation for professional services rendered.

  Genesis pays a fee of $15,000 to another company on a month-to-month basis for services provided to Genesis and GCCA. This relates to aircraft leasing payments to Blue
Angel Aviation. Mr. William Lucky III, a relation of Mrs.
Vicky Lucky, a stockholder, owns this company. Also see
Note 9 "Related Party Transactions" of the financial statement. At December 31, 1998, the Company terminated its leasing agreement with Blue Angel Aviation.

  Dynamic leases vehicles under operating leases expiring through 2000. The future minimum lease payments are as follows:

			Year Ending
		December 31, 1999		  10,654
		December 31, 2000		   7,840
                                                --------
						$ 29,148
                                                --------

	Genesis leases equipment under operating leases.  In
1999, the obligations for these leases total $3,978.

	Genesis leases its facility at $2,800 per month through September 30, 1999. Thereafter, the lease increases to $3,000 per month through September 30, 2000. Genesis also pays the taxes and utilities. Mr. A.L. Blondeau, former corporate counsel for Dynamic, maintained an ownership interest in the company that received facility and equipment leasing payments from Dynamic.

                              PART IV

ITEM 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following financial statements, financial statement schedules and supplementary materials are included:

     F-14  Independent Auditor's Report

Financial Statements:

     F-15  Consolidated Balance Sheets - December 31, 1998 and 1997

     F-16  Consolidated Statements of Operations - Years Ended
           December 31, 1998, 1997 and 1996.

     F-17  Consolidated Statements of Changes in Stockholders'
           Equity - Years Ended December 31, 1998, 1997 and 1996.

     F-18  Consolidated Statements of Cash Flows - Years Ended
           December 31, 1998, 1997 and 1996.

     F-19  Notes to Financial Statements

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the fourth quarter of 1998.

                            SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      DYNAMIC ASSOCIATES, INC.


Date: December 6, 2000    By:  /s/ Jan Wallace
      ---------------     ---------------------------------
                          Jan Wallace, President and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: December 6, 2000    By:  /s/ Jan Wallace
      ---------------     ---------------------------------
                          Jan Wallace, President and Director


Date: December 6, 2000    By:  /s/ Grace Sim
      ---------------     ---------------------------------
                          Secretary/Treasurer

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



		        CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
March 19, 1999, except for Note 20,
which is dated April 14, 1999

             DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS


                                                           December 31,
                                                           ------------
                                                         1998           1997
                                                  -----------    -----------

ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                     $   478,418    $ 2,616,174
    Accounts receivable (less allowance for
      doubtful accounts of $2,552,100 in 1998
      and $1,350,050 in 1997)                       3,741,260      4,191,850
    Loans receivable - related parties (Note 7)        52,500         52,500
    Other receivables                                  86,662         71,625
    Inventories (Note 2)                                    0        809,977
    Prepaid expense and other current assets          109,950         57,257
    Deferred tax benefit (Note 12)                    300,000        300,000
                                                  -----------    -----------
         TOTAL CURRENT ASSETS                       4,768,790      8,099,383

  PROPERTY, PLANT & EQUIPMENT (Note 6)                228,733      1,000,898

  OTHER ASSETS
    Deferred debt issue costs (less amortization
      of $387,550) (Note 2)                         1,331,307      1,530,999
    Investment - restricted stock                      17,000         29,800
    Deferred tax benefit (Note 12)                          0              0
    Goodwill (less amortization of $5,263,000)
      (Note 2)                                     19,594,775     22,140,055
    Deposits                                              410         10,619
    Organization Costs (Note 2)                             0         28,440
                                                  -----------    -----------
                                                   20,943,492     23,739,913
                                                  -----------    -----------
                                                  $25,941,015    $32,840,194
                                                  ===========    ===========
LIABILITIES & EQUITY
  CURRENT LIABILITIES
    Accounts payable                              $   596,812    $   549,854
    Accrued expenses                                  275,101        635,060
    Current portion of long-term debt (Note 10)         3,978        108,542
    Bridge loans (Note 8)                                   0              0
    Income taxes payable (Note 12)                          0        253,328
    Accrued interest payable                          791,851        791,851
                                                  -----------    -----------
         TOTAL CURRENT LIABILITIES                  1,667,742      2,338,635
                                                  -----------    -----------

Long-term debt (Note 10)                               10,206        346,639
Convertible notes (Note 11)                        17,001,500     17,001,500
Deferred income tax (Notes 2 and 12)                        0              0
                                                  -----------    -----------
                                                   17,011,706     17,348,139
                                                  -----------    -----------
         TOTAL LIABILITIES                         18,679,448     19,686,774

Minority interest in subsidiary (Note 4)                    0              0
Commitments and contingencies (Note 14)                     0              0

STOCKHOLDERS' EQUITY
  Common Stock $.001 par value:
    Authorized - 25,000,000 shares
    Issued and outstanding 14,223,929 shares
      (13,973,929 in 1997)                             14,224         13,974
  Additional paid-in capital                       18,512,330     18,262,580
  Retained deficit                                (11,264,987)    (5,123,134)
                                                  -----------    -----------
         TOTAL STOCKHOLDERS' EQUITY                 7,261,567     13,153,420
                                                  -----------    -----------
                                                  $25,941,015    $32,840,194
                                                  ===========    ===========

            DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Year ended December 31,
                                                  -----------------------
                                             1998          1997          1996
                                      -----------   -----------   -----------
Management fees                       $12,498,922   $14,619,951   $ 1,122,500
                                      -----------   -----------   -----------
                                       12,498,922    14,619,951     1,122,500

General & administrative expenses       9,845,647    10,609,090     1,829,065
Depreciation and amortization           2,603,039     2,594,651       250,281
Bad debts                               2,193,300       590,125         2,300
                                      -----------   -----------   -----------
                                       14,641,986    13,793,866     2,081,646
                                      -----------   -----------   -----------
         NET OPERATING INCOME (LOSS)   (2,143,064)      826,085      (959,146)

OTHER INCOME (EXPENSE)
   Interest income                         18,006        60,957        67,899
   Interest expense                    (1,946,558)   (1,983,591)     (252,415)
   Miscellaneous income                         0         1,328             0
   Bad debts - former subsidiaries
     (Note 18)                         (2,169,806)            0             0
   Disposition of subsidiaries            256,493             0             0
   Loss on disposal of equipment          (16,996)      (23,986)            0
   Unrealized decline in investment       (12,800)     (383,247)      (41,400)
                                      -----------   -----------   -----------
                                       (3,871,661)   (2,328,539)     (225,916)
                                      -----------   -----------   -----------
           NET (LOSS) BEFORE INCOME
        TAXES AND MINORITY INTEREST    (6,014,725)   (1,502,454)   (1,185,062)

INCOME TAX EXPENSE (BENEFIT) (Note 12)    127,128       790,913      (759,355)
                                      -----------   -----------   -----------
   LOSS FROM
   CONTINUING OPERATIONS               (6,141,853)   (2,293,367)     (425,707)

DISCONTINUED OPERATIONS,
  NET OF INCOME TAXES
    P&H operations                              0      (124,804)      128,409
    MMC operations                              0    (1,127,675)     (595,318)
                                      -----------   -----------   -----------
                                                0    (1,252,479)     (466,909)
                                      -----------   -----------   -----------

                  NET (LOSS) BEFORE
                  MINORITY INTEREST    (6,141,853)   (3,545,846)     (892,616)

MINORITY INTEREST                               0             0        64,205
                                      -----------   -----------   -----------
                         NET (LOSS)   $(6,141,853)  $(3,545,846)  $  (956,821)
                                      ===========   ===========   ===========

Net (loss) per weighted average
  share - continuing operations       $      (.43)  $      (.18)  $      (.05)
Net (loss) per weighted average
  share - discontinued operations             .00          (.09)         (.06)
                                      -----------   -----------   -----------
                                      $      (.43)  $      (.27)  $      (.11)
                                      ===========   ===========   ===========

Weighted average number of common
  shares used to compute net income
  (loss) per weighted average share    14,185,573    13,057,008     8,377,442
                                      ===========   ===========   ===========

              DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 Common Stock
                               -----------------
                                 Par Value $.001     Additional
                               -----------------     Paid-in         Retained
                                 Shares   Amount     Capital         Deficit
                             ----------  -------    -----------  ------------
Balances at 12/31/95          7,000,000  $ 7,000    $ 1,310,000 $    (620,467)
  Sale of common stock
    (Regulation S) at $2.00
     per share                   12,500       13         24,987
  Sale of common stock
    (Regulation S) at $1.75
    per share                 1,822,400    1,822      3,187,377
  Sale of common stock (S-8)
    at $1.00 per share          184,000      184        183,816
  Issuance of common stock
    (restricted) at $1.00
    per share for expense        40,000       40         39,960
  Acquisition of subsidiary
    (P & H)                                            (225,026)
  Issuance of common stock
    (restricted) related to
    Genesis acquisition       3,100,000    3,100     10,319,900
  Expenses related to
    capital raising                                     (75,776)
Net loss for year                                                    (956,821)
                             ----------  -------    -----------  ------------
Balances at 12/31/96         12,158,900   12,159     14,765,238    (1,577,288)
  Sale of common stock
    (S-8) at $1.00 per share  1,022,600    1,023      1,021,577
  Issuance of common stock
    (restricted) at $2.00
    per share for subsidiary
    (Geriatric)                 150,000      150        299,850
  Issuance of common stock
    (Reg S) to retire debt      428,142      428      1,352,861
  Issuance of common stock
    (restricted) at $3.50
    per share for remaining
    50% of subsidiary (P & H)   214,287      214        749,786
  Capital raising and
    subsidiary costs                                    (16,327)
  Minority interest adjustment                           89,595
  Net loss for year                                                (3,545,846)
                             ----------  -------    -----------  ------------
Balances at 12/31/97         13,973,929   13,974     18,262,580    (5,123,134)
  Sale of common stock (S-8)
  at $1.00 per share            250,000      250        249,750
Net loss for year                                                  (6,141,853)
                             ----------  -------    -----------  ------------
Balances at 12/31/98         14,223,929 $ 14,224   $ 18,512,330  $(11,264,987)
                             ==========  =======    ===========  ============

             DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                  Year ended December 31,
                                             1998          1997          1996
                                      -----------   -----------   -----------
OPERATING ACTIVITIES
  Net (loss)                         $ (6,141,853) $ (3,545,846) $   (956,821)
  Adjustments to reconcile net
    (loss) to cash used by
    operating activities:
      Depreciation and amortization     2,802,731     2,921,571       311,178
      Book value of assets
        sold/disposed                      53,017       120,346             0
      Book value of spun-off
        Subsidiaries                    1,743,312             0             0
      Bad debts                         2,193,300       590,125             0
      Minority interest                         0             0        64,205
      Stock issued for expense                  0             0        40,000
      Investment received as
        interest income                         0       (15,000)      (50,000)
      Unrealized decline in
        Investment                         12,800       383,247        41,400
      Deferred taxes                            0       500,500      (801,500)
  Changes in assets and liabilities:
      Accounts receivable              (2,302,493)   (2,519,886)        6,117
      Inventories                               0       (92,150)     (129,024)
      Prepaid expenses and other          (70,522)       67,853      (120,587)
      Accounts payable and accrued
        Expenses                           62,253      (549,923)      931,268
      Income taxes payable               (253,328)      163,468       (52,945)
      Accrued interest payable                  0       604,355       186,274
                                      -----------   -----------   -----------
NET CASH USED BY OPERATING ACTIVITIES  (1,900,783)   (1,371,340)     (450,435)

INVESTING ACTIVITIES
  Loans to related party and
    accrued interest                            0        90,246      (246,480)
  Loan - other                            (34,861)       91,953       (91,953)
  Purchase of equipment                   (14,951)     (892,674)     (155,821)
  Refund of option                              0             0        30,000
  Deposits                                (11,496)       12,418        (1,312)
  Purchase of subsidiaries                      0             0   (12,102,233)
  Goodwill                                      0      (500,000)   (3,947,775)
  Organization costs                            0       (27,800)            0
                                      -----------   -----------   -----------
NET CASH USED BY INVESTING ACTIVITIES     (61,308)   (1,225,857)  (16,515,574)

FINANCING ACTIVITIES
  Deferred debt issue costs                     0      (340,356)   (1,566,721)
  Cash from (to) subsidiaries            (387,982)       41,518       674,440
  Principal payments on debt              (37,683)   (3,297,713)     (301,571)
  Principal payments on capital
    lease obligation                            0             0          (519)
  Proceeds from sale of common stock      250,000     1,022,600     3,322,423
  Loan proceeds                                 0       347,303     3,000,000
  Loans - related parties                 150,000             0             0
  Repayments - related parties           (150,000)            0             0
  Capital raising costs                         0        (3,000)            0
  Convertible note proceeds                     0     3,996,000    14,504,000
                                      -----------   -----------   -----------

            NET CASH PROVIDED (USED)
            BY FINANCING ACTIVITIES      (175,665)    1,766,352    19,632,052
                                      -----------   -----------   -----------
            INCREASE (DECREASE) IN
            CASH AND CASH EQUIVALENTS  (2,137,756)     (830,845)    2,666,043

Cash and cash equivalents at
  beginning of year                     2,616,174     3,447,019       780,976
                                      -----------   -----------   -----------

            CASH AND CASH EQUIVALENTS
            AT END OF YEAR	       $  478,418  $  2,616,174  $  3,447,019
                                     ============  ============  ============

SUPPLEMENTAL INFORMATION
  Cash paid for interest             $  1,747,044  $  1,204,709  $     70,391
  Cash paid for income taxes              271,595       157,753       169,390

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

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principals of Consolidation
---------------------------
The consolidated financial statements for 1998 include the accounts of the Company; and its wholly owned subsidiaries
Genesis and GCCA.

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

Accounting Methods
------------------
The Company recognizes income and expenses based on the accrual method of accounting.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market. At December 31, 1998 and 1997, inventories were comprised of the following:

                                  1998         1997
                              ------------ ------------
               Raw materials  $         0  $   344,909
            Work in progress            0      465,068
                              -----------  -----------
                              $         0  $   809,977
                              ===========  ===========

Research and Development Costs
------------------------------
Research and development costs were $1,103,831 for 1997 and were all incurred by MMC and GmBH ($605,599 in 1996 and all incurred by MMC).

Warranty Costs
--------------
The Company provides, by a current charge to income, an amount it estimates will be needed to cover future warranty obligations for products sold during the year. The accrued liability for warranty costs is included in accrued expenses in the accompanying balance sheets.

Dividend Policy
---------------
The Company has not yet adopted any policy regarding payment of dividends.

Stock Options
-------------
The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB
25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under Financial Accounting Standards Board ("FASB") FASB Statement No. 123, Accounting for Stock Based Compensation (SFAS 123).

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Allowance for Uncollectible Accounts
------------------------------------
The Company provides an allowance for uncollectible accounts based upon prior experience and management's assessment of the collectability of existing specific accounts.

Concentration of Credit Risk
----------------------------
Financial instruments, which potentially subject the Company to concentration of risk, consist of cash and investments. The Company places its investments in highly rated commercial paper obligations which limits the amount of credit exposure. Historically, the Company has not experienced any losses related to investments.

Property, Plant and Equipment
-----------------------------
Property, plant and equipment is recorded at cost and is being depreciated over a useful life of seventeen months to eight years using the straight-line and accelerated methods.

Cash and Cash Equivalents
-------------------------
For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Organization Costs
------------------
Organization costs of MMC and GmBH are being amortized over sixty months.

Goodwill
--------
Goodwill relating to the acquisition of Genesis is being amortized over ten years. Goodwill relating to the acquisition of GCCA is being amortized over five years. The carrying value of goodwill is reviewed periodically based on the un-discounted cash flows of the entities acquired over the remaining amortization period. Should this review indicate that goodwill is impaired, the Company's carrying value of the goodwill is reduced by the estimated shortfall of un-discounted cash flows.

Deferred Debt Issue Costs
-------------------------
These costs are associated with raising money by issuing convertible notes. The costs are being amortized over the life of the notes (ten years). In the event the notes are converted to common stock, the remaining unamortized costs will be charged to additional paid-in capital.

Income Taxes
------------
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.The net change in the valuation allowance for the year ended December 31, 1998 was $1,028,374 ($0 in 1997). See Note 12
for further details. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 1998, temporary differences arose primarily from differences in the timing of recognizing expenses for financial reporting and income tax purposes. Such differences include depreciation, bad debt allowance, and various accrued operating expenses.

Loss per Share
--------------
Loss per common share is computed by dividing net loss by the weighted average shares outstanding during each period. The convertible notes which are convertible to common stock have not been considered in the calculation as their inclusion would be antidilutive.

Reclassification of Certain Items
---------------------------------
The operations of P&H and MMC for 1997 and 1996 have been reclassified in the discontinued operations section of the statements of operations.

NOTE 3:    CAPITALIZATION
The Company's authorized stock includes 25,000,000 shares of Class "A" common stock at $.001 par value. Shareholders approved 100,000,000 authorized shares but the appropriate document has yet to be filed with the State of Nevada.

During 1998, the Company sold 250,000 shares of S-8 stock for $250,000 cash.

During 1997, the Company sold 1,022,600 shares of S-8 stock at $1.00 per share, issued 150,000 shares of restricted stock at $2.00 per share in connection with the GCCA acquisition, issued 428,142 shares of Regulation S stock to retire debt of $1,498,500 and issued 214,287 shares of restricted stock at $3.50 per share for the remaining 50% of P & H. At the time of the GCCA transaction, the free-trading price of the Company's stock was $3.875 per share. However, due to the fact the stock given was restricted and the value of the business being acquired, the Company believes $2.00 per share is a reasonable value. At the time of the P&H transaction, the free-trading price of the Company's stock was $3.50 per share.

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

NOTE 6:    PROPERTY, PLANT, AND EQUIPMENT
Property, plant, and equipment as of December 31, 1998 and 1997 are summarized as follows:

                                  Accumulated          Net Book Value
                                                 ------------------------
                      Cost        Depreciation          1998         1997
                   ---------      ------------   ------------------------
Transportation
 Equipment         $ 240,307      $     92,669   $   147,638  $   230,042
Machinery &
 Equipment           115,505            44,542        70,963      637,573
Furniture
 & Fixtures                0                 0             0       85,200
Leasehold
 Improvements         16,493             6,361        10,132       48,083
                   ---------      ------------   -----------  -----------
                   $ 372,305      $    143,572   $   228,733  $ 1,000,898
                   =========      ============   ===========  ===========

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

NOTE 7:    LOANS RECEIVABLE - RELATED PARTIES

                      1998     1997
     Due From       Amount   Amount  Interest Rate      Due Date
-----------------   ------   ------  -------------  -----------------
Officer of MMC(1)  $52,500   52,500         0%      December 31, 1997

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

During 1997 $145,000 was paid to the Company's President, $140,000 was paid or accrued to the Company's former Secretary/Treasurer, and $87,733 was paid or accrued to the current Secretary/Treasurer for service rendered to the Company. As discussed in greater detail in Note 14, Genesis leased an aircraft from Blue Angel Aviation, an entity controlled by William H. Means, Jr., one of the company's directors. The Company terminated the lease effective December 31, 1998.

NOTE 10:    LONG-TERM DEBT

                                                          1998         1997
                                                          ----         ----
Note payable - Bank.  Payable in monthly
    installments of $3,317 plus interest at
    prime plus 1% per annum and secured
    by accounts receivable, other rights to
    payment, general intangibles, inventory,
    and equipment of P & H.  Debt matures
    in December, 1999.                                $      0     $ 72,954

Note payable - bank.  Interest payments only until
    May, 1998 at which time it is converted to 48
    monthly installments of $7,235 plus interest at
    prime (8.5% at December 31, 1997) plus 1% per
    annum and secured by assets of  P&H.
    Debt matures in May 2002.  The agreement
    contains certain financial and restrictive
    covenants.  As of December 31, 1997,
    P&H was not in compliance with certain
    financial covenants.  On March 2, 1998, the
    bank waived such events of noncompliance as
    of such date.                                            0      347,303

    Genesis finances certain equipment for various items:

    8.95% Note payable to bank in monthly installments
      of $424, including interest through February 12,
      2002.                                             14,184            0

    9.40% Note payable to a lending institution
      payable in monthly installments of
      $927, plus interest through November29,
      1999, secured by vehicle (paid off early)              0       17,890

GCCA finances certain equipment for various items:

10.25% Note payable to bank in monthly installments of
    $368, including interest through November 1999,
    secured by vehicle (Paid off in 1998)                    0        7,355

10.25% Note payable to bank in monthly
    installments of $432, including interest
    through December 1999, secured by vehicle
    (Paid off in 1998)                                       0        9,679
                                                     ---------    ---------
                                                        14,184      455,181
    Less current portion                                 3,978     (108,542)
                                                     ---------    ---------
                                                     $  10,206   $  346,639
                                                     =========   ==========


Scheduled maturities of these obligations are as follows:

Year ending December 31,
------------------------
         1999                   $   3,978
         2000                       4,349
         2001                       4,754
         2002                       1,103
                                ---------
                                $  14,184
                                =========

NOTE 11:    CONVERTIBLE NOTES
At December 31, 1997, the Company owes $17,001,500 to various entities in the form of convertible notes ($14,504,000 at December 31, 1996). The notes bear interest at 10% per annum and the interest is payable on January 16 and July 16 of each year, beginning January 16, 1997. The notes are part of an overall maximum $18,500,000 indenture.

Conversion
----------
The holder of any Note will have the right anytime prior to maturity, to convert the principal thereof (or any portion thereof that is an integral multiple of $1,000) into shares of Common Stock at the conversion price of US $2.75 (the "Conversion Price"), except that if a Note is called for redemption, the conversion right will terminate at the close of business on the business day immediately preceding the date fixed for redemption. Upon conversion, no adjustment will be made for interest or dividends, but if any holder surrenders a Note for conversion between the record date for the payment of an installment of interest and the next interest payment date, then, notwithstanding such conversion, the interest payment on such interest payment date will be paid to the registered holder of such Note on such record date. In such event, such Note which surrendered for conversion, must be accompanied by payment of an amount equal to the interest payable on such interest payment date on the portion so converted. No fractional shares will be issued upon conversion but a cash adjustment will be made for any fractional interest.

At December 31, 1998 the notes could have been converted into 6,182,364 shares of the Company's common stock.

Optional Redemption
-------------------
The Notes will be redeemable at the option of the Company, in whole or in part, at any time and from time to time, on and after September 15, 1997, on not less than 15 nor more than 60 days' notice by first class mail, at the following redemption prices (expressed as percentages of the principal amount) if redeemed during the twelve-month period beginning September 15 of the year indicated below, in each case, together with accrued interest thereon to the redemption date:

                  Year     Percentage
                  ----     ----------
                  1997        110.00%
                  1998        108.75%
                  1999        107.50%
                  2000        106.25%
                  2001        105.00%
                  2002        103.75%
                  2003        102.50%
                  2004        101.25%
                  2005        100.00%

If less than all the Notes are to be redeemed, the Trustee will select Notes for redemption in any manner the Trustee deems fair and appropriate. If any Note is to be redeemed in part only, a new Note or Notes in principal amount equal to the unredeemed principal portion thereof will be issued.

Subordination of Notes
----------------------
The Notes will be subordinate in right of payment to the extent set forth in the Indenture to all existing and future Senior Indebtedness (as defined in the Indenture) of the Company, whether outstanding on the date of the Indenture or thereafter created, incurred, assumed, or guaranteed. Upon any distribution of assets of the Company in any dissolution, winding up, liquidation, or reorganization of the Company (whether in an insolvency or bankruptcy proceeding or otherwise), payment in full must be made on such Senior Indebtedness before any payment is made on or in respect of the Notes. Upon the happening and during the continuance of a default in payment of interest on or principal of Senior Indebtedness, or any other default with respect to such Senior Indebtedness permitting the holder thereof to accelerate the maturity thereof, no payment may be made by the Company on or in respect of the Notes. No such subordination will prevent the occurrence of any Event of Default (as defined in the Indenture).

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

Summary:
Before the transaction:
Principal Amount        Interest Rate
----------------        -------------
$     17,001,500            10.0%

After the transaction:
Principal Amount        Interest Rate
----------------        -------------
$      8,325,000             7.5%
         351,500            10.0%
----------------
$      8,676,500
================

The new convertible notes of $8,325,000 are secured by the accounts receivable of Genesis and GCCA. The security interest is subordinated to banks, financial institutions or any lender or creditors as the Board of Directors may deem appropriate.

The holders of the new notes also waived the January, 1999 interest payment due under the terms of the old notes.

NOTE 12:    INCOME TAXES
Components of income tax (benefit) are as follows:

                                    1998             1997
                                    ----             ----
Current
   Federal                     $       0       $    4,666
   State                         127,128          315,512
                               ---------       ----------
                                 127,128          320,178
                               ---------       ----------
Deferred
   Federal                             0          487,500
   State                               0                0
                               ---------       ----------
0	487,500
                               ---------       ----------
Income tax (benefit)            $127,128       $  807,678
                               =========       ==========

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

                                       1998              1997
                                 ---------------   ----------------
Income tax computed at federal
   statutory tax rate            $    (2,045,007)  $       (510,834)
Change in valuation allowance for
   deferred federal, state, &
   local income tax assets             2,054,208          1,025,834
State taxes
  (net of federal benefit)               117,927            292,678
                                 ---------------   ----------------
                                 $       127,128   $        807,678
                                 ===============   ================

Significant components of the Company's deferred tax liabilities and assets for income taxes consist of the following:

                                       1998              1997
                                 ---------------   ----------------
Current deferred tax assets
   Net operating loss            $       300,000   $        300,000
                                 ---------------   ----------------
Net deferred current tax assets  $       300,000   $        300,000
                                 ===============   ================

The deferred tax asset relates to Genesis. The Company expects Genesis to realize a tax benefit in future years when Genesis again becomes profitable. The Company itself has no operations to offset its own losses and no deferred tax asset has been recorded for the Company itself.

The net change in the valuation allowance for the year ended
December 31, 1998 was $1,028,374 ($0 in 1997).

At December 31, 1998, the Company has a federal net operating loss carryover of approximately $3,145,100. The Federal loss will expire as follows:

December 31, 2010          $      1,100
December 31, 2011             1,061,000
December 31, 2018             2,083,000
                           ------------
                           $  3,145,100
                           ============

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

The Company has adopted only the disclosure provisions of FASB No. 123, "Accounting for Stock-Based Compensation"(FAS123). It applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related Interpretation in accounting for its plans and does not recognize compensation expense for its stock-based compensation plans other than for restricted stock. If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by FAS 123, the Company's net income and earnings per share would be reduced to the pro forma amounts indicated below:

                                      Year Ended December 31,
                                       1998              1997
                                 ---------------   ----------------
    Net loss
        As reported              $    (6,141,853)  $     (3,545,846)
        Pro forma                     (6,141,853)        (5,697,739)

    Loss per common share
        As reported              $          (.43)  $           (.27)
        Pro forma                           (.43)              (.44)


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

The Vice President of Operations for Genesis will receive
$120,000 in 1999.

Future scheduled payments under these employment related commitments are as follows:

           Year Ending
        -----------------
        December 31, 1999            $276,000
                                     ========

Genesis pays a management fee of $15,000 per month on a month-to-month basis for services provided to Genesis and GCCA.

Genesis leases equipment under operating leases expiring through 1999.

Future minimum lease payments are as follows:

           Year Ending
        -----------------
        December 31, 1999            $   3,978
                                     =========

Genesis leases its facility at $2,800 per month through September 30, 1999 at which time the rent increases to $3,000 per month through September, 2000. Genesis also pays the taxes and utilities.

Future minimum lease payments are as follows:

   Year Ending
-----------------
December 31, 1999          $   34,200

December 31, 2000              27,000
                           ----------
                           $   61,200
                           ==========

Genesis and GCCA together expect to pay about $2.5 million in consulting fees in 1999.

Through November, 1998, Genesis leased an aircraft from a related party on a monthly basis, but the payment was not determined until the end of each month. During 1998, payments to the entity were about $274,000. During 1997, payments to the entity were about $323,000. . The lease was with Blue Angel Aviation, an entity controlled by William H. Means, Jr., one of the Company's directors. For 1998, terms of the lease were a monthly fee of approximately $25,000 per month. The Company terminated the lease effective December 1, 1998 and found alternative methods to travel to distant client locations.

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

Note at 8.95%                   $       10,616
Convertible notes at 10.0%           8,867,925
                                --------------
                                $    8,878,541
                                ==============


NOTE 16:    INDUSTRY SEGMENTS
In 1998, the Company received its revenue from one source:
management fees earned by Genesis and GCCA. Information about that segment for the year ended December 31, 1998 is as follows:

        1998                Management
        ----
                         Fees            Other (1)    Consolidated
                    -------------   --------------   -------------
Management fees     $  12,498,922   $            0   $  12,498,922

Operating profit
   (loss)           $   1,472,195   $   (3,615,259)  $  (2,143,064)
                    =============   ==============   =============
Identifiable
  assets at
  December 31, 1998 $   3,969,993   $            0   $   3,969,993

Corporate assets          969,343       21,001,679      21,971,022
                    -------------   --------------   -------------
Total assets at
  December 31, 1998 $   4,939,336   $   21,001,679   $  25,941,015
                    =============   ==============   =============

Prior to 1998, the Company received its revenue from two sources: management fees earned by Genesis and GCCA and sales of components and subsystems made by P & H. Information about those segments for the years ended December 31, 1997 and 1996 is as follows:

1997                       Management
----
                      Fees          Sales       Other (2)      Consolidated
                  ------------  -----------   ------------     ------------
Sales and
  Management fees $ 14,619,951  $ 3,382,388   $          0     $ 18,002,339

Operating profit
  (loss)          $  4,978,571  $  (102,777)    (5,303,797)    $   (428,003)
                  ============  ===========   ============     ============
Identifiable
  assets at
  December 31,
  1997            $  3,979,050  $ 1,911,239   $    164,237     $  6,054,526
Corporate assets     1,939,625      461,552     24,384,491       26,785,668
                  ------------  -----------   ------------     ------------
Total assets at
  December 31,
  1997            $  5,918,675  $ 2,372,791   $ 24,548,728     $ 32,840,194
                  ============  ===========   ============     ============

1996                    Management
----
                      Fees          Sales       Other (2)      Consolidated
                  ------------  -----------   ------------     ------------
Sales and
  Management fees $  1,122,500  $ 3,395,098   $          0     $  4,517,598

Operating profit
  (loss)          $    440,487  $   171,969     (1,985,389)    $ (1,372,933)
                  ============  ===========   ============     ============
Identifiable
  assets at
  December 31,
  1996            $  1,451,361  $ 1,415,795   $     79,322     $  2,946,478
Corporate assets       329,033      782,854     29,896,455       31,008,342
                  ------------  -----------   ------------     ------------
Total assets at
  December 31,
  1996            $  1,780,394  $ 2,198,649   $ 29,975,777     $ 33,954,820
                  ============  ===========   ============     ============

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

Pre-consolidation net income (loss) is as follows:

                                    1998           1997           1996
                              --------------- -------------- --------------
Dynamic                       $   (5,320,553) $  (5,531,798) $  (1,624,870)
MMC/GmBH                                   0     (1,127,675)      (595,318)
P & H                                      0        (51,804)       128,409
Genesis                             (981,840)     2,845,514        258,829
GCCA                                 160,540        542,452              0
                              --------------- -------------- --------------
                                  (6,141,853)    (3,323,311)    (1,832,950)
(Tax) benefit adjustment                   0       (222,535)       940,334
Minority interest                          0              0        (64,205)
                              --------------- -------------- --------------
Adjusted Net Loss             $   (6,141,853) $  (3,545,846) $    (956,821)
                              =============== ============== ==============

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

Discharge of indebtedness income in the amount of $7,782,603 would have been recorded consisting of debt reduction of $8,325,000 and reduced interest payable of $739,653 reduced by common stock of $4,162 and additional paid-in capital of $1,277,888. The
$1,282,050 reflected for common stock and additional paid-in capital is the value of the common stock and warrants issued to restructure the debt. Interest payable would have been reduced by $739,653. Deferred debt issue costs would have been reduced by $651,402 and charged to additional paid-in-capital as a capital raising cost.

The discharge of indebtedness income will be non-taxable as the Company is insolvent for tax purposes under Code Section 108 of the Internal Revenue Code.

     Net loss as stated                     $  (6,141,853)
     Discharge of indebtedness income           7,782,603
                                            -------------
     Net income had event occurred in 1998      1,640,750

     Convertible notes as stated               17,001,500
     1999 restructuring                        (8,325,000)
                                            -------------
     Balance had event occurred in 1998         8,676,500

     Deferred debt issue costs as stated        1,331,307
     1999 restructuring                          (651,402)
                                             ------------
     Balance had event occurred in 1998           679,905

     Accrued interest payable as stated           791,851
     1999 restructuring                          (739,653)
                                             ------------
     Balance had event occurred in 1998            52,198

     Common stock as stated                        14,224
     1999 restructuring                             4,162
                                             ------------
     Balance had event occurred in 1998            18,386

     Retained deficit as stated               (11,264,987)
     1999 restructuring                         7,782,603
                                             ------------
     Balance had event occurred in 1998        (3,482,384)

     Additional paid-in-capital as stated      18,512,330
     1999 restructuring                           626,486
                                             ------------
     Balance had event occurred in 1998        19,138,816

The discharge of indebtedness income will be reported as an extraordinary item - gain on restructuring of debt. The Company has given full consideration to EITF 96-19 "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and believes the transaction has been reported properly, including appropriate disclosures.

NOTE 20:    SUBSEQUENT EVENTS - POSSIBLE MERGER
On March 30, 1999, the Company contributed the stock of Genesis and Geriatric to a newly formed limited liability company ("LLC"). Another entity also contributed its shares of a subsidiary to the LLC. Later in 1999, it is the intent of the parties to effect a merger with a newly formed subsidiary of the Company which is named Dynamic Acquisition Corporation. The shareholders of the other entity will end up with 55% of the outstanding stock of the Company which will result in a change of control of the Company. The Company's shareholders have untilDecember 15, 1999 to approve the above transactions.

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

             DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                    (A Development Stage Company)
             UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                          BALANCE SHEET
                         December 31, 1995


                                                    Pro Forma   Consolidated
                           Dynamic    Genesis     Adjustments      Pro Forma
                       ----------- ----------   -------------   ------------
ASSETS
  CURRENT ASSETS
    Cash               $   959,843 $  178,945(1)$    (500,000)  $    638,788
    Short-term
      commercial paper     329,157          0                        329,157
    Accounts receivable    810,825    589,500                      1,400,325
    Loans receivable -
      related parties      272,300          0                        272,300
    Loans receivable             0      7,494                          7,494
    Accrued interest         4,202          0                          4,202
    Inventory              588,803          0                        588,803
    Prepaid expense          4,523     16,639                         21,162
    Deferred tax benefit    53,000          0                         53,000
                       ----------- ----------   -------------   ------------
  TOTAL CURRENT ASSETS   3,022,653    792,578        (500,000)     3,315,231

PROPERTY, PLANT AND
 EQUIPMENT                 177,757    247,822                        425,579

OTHER ASSETS
  Goodwill                       0          0(1)    12,000,000    25,257,080
                                             (2)     3,000,000
                                             (3)    10,323,000
                                             (4)        50,000
                                             (5)      (115,920)
Deposits                    21,315        200                         21,515
Organization costs           1,120          0                          1,120
                       ----------- ----------    -------------  ------------
                            22,435        200       25,257,080    25,279,715
                       ----------- ----------    -------------  ------------
                       $ 3,222,845 $1,040,600    $  24,757,080  $ 29,020,525
                       =========== ==========    =============  ============

            DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                   (A Development Stage Company)
            UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                    BALANCE SHEET (Continued)
                       December 31, 1995


                                                    Pro Forma    Consolidated
                            Dynamic   Genesis     Adjustments    Pro Forma
                         ----------  ----------   -----------    ------------
LIABILITIES & EQUITY
  CURRENT LIABILITIES
    Accounts payable
      and accrued
      expenses           $  320,254  $  309,466(4)$    50,000    $    679,720
    Bridge loan             220,000           0(2)  3,000,000       3,220,000
    Current portion of
      long-term debt         77,823           0                        77,823
    Income taxes payable    129,805      46,544                       176,349
                         ----------  ----------   -----------    ------------
TOTAL CURRENT LIABILITIES   747,882     356,010     3,050,000       4,153,892

    Long-term debt          173,652     542,575(1) 11,500,000      12,216,227
    Loan from shareholders        0      26,095                        26,095
    Deferred income taxes    54,000           0                        54,000
                         ----------  ----------   -----------    ------------
TOTAL LIABILITIES           975,534     924,680    14,550,000      16,450,214

Minority interest
  in subsidiary             775,389           0                       775,389

STOCKHOLDERS' EQUITY
    Common stock $.001
      par value:
      Authorized -
        25,000,000 shares
      Issued and outstanding
        7,000,000 shares      7,000       1,000(3)      3,100          10,100
                                               (6)     (1,000)
      Additional paid-in
        Capital           1,335,000           0(3) 10,319,900      11,539,980
                                               (5)   (115,920)
                                               (6)      1,000
    Earnings (deficit)
      Accumulated during
      the development
      stage                 129,922     114,920                       244,842
                        -----------  ----------   -----------    ------------

TOTAL STOCKHOLDERS'
  EQUITY                  1,471,922     115,920    10,207,080      11,794,922
                        -----------  ----------   -----------    ------------
                        $ 3,222,845 $ 1,040,600   $24,757,080    $ 29,020,525
                        =========== ===========   ===========    ============

              DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                     (A Development Stage Company)
               UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                       STATEMENT OF OPERATIONS
                     Year ended December 31, 1996


                                                    Pro Forma    Consolidated
                            Dynamic   Genesis     Adjustments    Pro Forma
                         ----------  ----------   -----------    ------------
Net Sales                $3,395,098  $        0   $              $  3,395,098
Management fee income             0   9,678,360                     9,678,360
Cost of sales             2,496,997           0                     2,496,997
                         ----------  ----------   -----------    ------------
     GROSS PROFIT           898,101   9,678,360                    10,576,461

Selling and general
  and administrative
  expenses                2,103,622   6,085,933                     8,189,555
Research and development    605,599           0                       605,599
Bad debt                      2,300     692,500                       694,800
                         ----------  ----------   -----------    ------------
                          2,711,521   6,778,433                     9,489,954
                         ----------  ----------   -----------    ------------

NET OPERATING INCOME
  (LOSS)                 (1,813,420)  2,899,927                     1,086,507

OTHER INCOME (EXPENSE)
Interest income              97,903         426                        98,329
Interest expense           (268,725)    (16,239)                     (284,964)
Miscellaneous income          8,162           0                         8,162
Unrealized decline
  in investment             (41,400)          0                       (41,400)
                         ----------  ----------   -----------    ------------
                           (204,060)    (15,813)                     (219,873)
                         ----------  ----------   -----------    ------------

    NET INCOME (LOSS)
    BEFORE INCOME
    TAXES AND
    MINORITY INTEREST   (2,017,480)   2,884,114                       866,634

INCOME TAX EXPENSE
  (BENEFIT)                 73,500      180,980(7)  (939,535)        (685,055)
                         ----------  ----------   -----------    ------------
    NET INCOME (LOSS)
    BEFORE MINORITY
    INTEREST            (2,090,980)   2,703,134      939,535        1,551,689

MINORITY INTEREST	   (64,205)           0                       (64,205)
                         ----------  ----------   -----------    ------------
     NET INCOME (LOSS) $(2,155,185) $ 2,703,134 $    939,535     $  1,487,484
                         ==========  ==========  ===========     ============
Net income (loss) per
  weighted average
  share                $      (.26) $     29.22                  $        .18
                         ==========  ==========                  ============
Weighted average
  number of common
  shares used to
  compute net income
  (loss) per weighted
  average share          8,377,442       92,500                     8,377,442
                         ==========  ==========                  ============

*	Includes the month of December, 1996 which is also included in the audited Statements of Operations shown at Page F-3.

               DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                     (A Development Stage Company)
               UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                        STATEMENT OF OPERATIONS
                     Year ended December 31, 1995


                                                    Pro Forma    Consolidated
                            Dynamic   Genesis     Adjustments    Pro Forma
                         ----------  ----------   -----------    ------------
Net Sales                $3,723,013  $        0   $              $  3,723,013
Management fee income             0   3,832,188                     3,832,188
Cost of sales             2,370,168           0     2,370,168
                         ----------  ----------   -----------    ------------
      GROSS PROFIT        1,352,845   3,832,188                     5,185,033

Selling and general
  and administrative
  expenses                1,407,527   3,543,293                     4,950,820
Bad debts                    58,380      47,425                       105,805
                         ----------  ----------   -----------    ------------
                          1,465,907   3,590,718                     5,056,625
                         ----------  ----------   -----------    ------------
      NET OPERATING
        INCOME (LOSS)      (113,062)    241,470                       128,408

OTHER INCOME (EXPENSE)
  Interest income            28,543          24                        28,567
  Interest expense          (24,579)    (17,077)                      (41,656)
                         ----------  ----------   -----------    ------------
                              3,964     (17,053)                      (13,089)
                         ----------  ----------   -----------    ------------

      NET INCOME (LOSS)
      BEFORE INCOME
      TAXES AND
      MINORITY INTEREST    (109,098)    224,417                       115,319

INCOME TAX EXPENSE          202,600      59,308                       261,908
                         ----------  ----------   -----------    ------------
      NET INCOME (LOSS)
      BEFORE MINORITY
      INTEREST             (311,698)    165,109                      (146,589)

MINORITY INTEREST          (153,885)          0                      (153,885)
                         ----------  ----------   -----------    ------------
      NET INCOME (LOSS)  $ (465,583) $  165,109	  $         0    $   (300,474)
                         ==========  ==========   ===========    ============
Net income (loss)
  per weighted
  average share          $     (.18) $    16.51                  $      (.05)
                         ==========  ==========                  ============

Weighted average number
  of common shares used
  to compute net income
  (loss) per weighted
  average share           2,641,213      10,000                     5,741,213
                         ==========  ==========                  ============

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

             DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                    (A Development Stage Company)
             UNAUDITED PRO FORMA CONSOLIDATED CONDENSED
                       STATEMENT OF OPERATIONS
                    Year ended December 31, 1997


                                                    Pro Forma    Consolidated
                            Dynamic     GCCA*     Adjustments    Pro Forma
                         ----------  ----------   -----------    ------------
Net Sales               $ 3,382,388  $        0   $              $  3,382,388
Management fee income    14,619,951     244,125                    14,864,076
Cost of sales             2,659,882           0                     2,659,882
                         ----------  ----------   -----------    ------------
      GROSS PROFIT       15,342,457     244,125                    15,586,582

Selling and general
  and administrative
  expenses               11,342,791      26,792                    11,369,583
Depreciation and
  Amortization            2,733,713           0                     2,733,713
Research and development  1,103,831           0                     1,103,831
Bad debts                   590,125           0                       590,125
                         ----------  ----------   -----------    ------------
                         15,770,460      26,792                    15,797,252
                         ----------  ----------   -----------    ------------
      NET OPERATING
      INCOME (LOSS)        (428,003)    217,333                      (210,670)

OTHER INCOME (EXPENSE)
  Interest income            89,323           0                        89,323
  Interest expense       (2,000,258)          0                    (2,000,258)
  Miscellaneous income        8,003           0                         8,003
  Loss on disposal of
    Equipment               (23,986)          0                       (23,986)
  Unrealized decline
    in investment          (383,247)          0                      (383,247)
                         ----------  ----------   -----------    ------------
                         (2,310,165)          0                    (2,310,165)
                         ----------  ----------   -----------    ------------

      NET INCOME (LOSS)
      BEFORE INCOME
      TAXES AND
      MINORITY INTEREST  (2,738,168)    217,333                    (2,520,835)

INCOME TAX EXPENSE
  (BENEFIT)                 807,678      13,000      (13,000)         807,678
                         ----------  ----------   -----------    ------------
   NET INCOME (LOSS)
   BEFORE MINORITY
   INTEREST              (3,545,846)    204,333       13,000       (3,328,513)

MINORITY INTEREST                 0           0                             0
                         ----------  ----------   -----------    ------------
      NET INCOME (LOSS) $(3,545,846) $  204,333   $   13,000    $  (3,328,513)
                         ==========  ==========   ===========    ============

Net income (loss) per
  weighted average
  share                 $      (.27)                            $       (.25)
                        ===========                             ============


Weighted average
  number of common
  shares used to
  compute net income
  (loss) per weighted
  average share          13,057,008                               13,057,008
                         ==========                              ===========

*	Reflects activity for first quarter of 1997 (prior to acquisition)
which is not included in the audited Statements of Operations shown at Page F-3.

EXHIBIT 11

                     DYNAMIC ASSOCIATES, INC.
                CALCULATION OF EARNINGS PER SHARE



                                                                Weighted
                                   Common          Months        Average
                                   Shares     Outstanding         Shares
                               ------------   -----------   ------------
Year Ended December 31, 1998

Balance at December 31, 1997     13,973,929         12        13,973,929
  Sale of stock                     250,000         10.16        211,644
                               ------------   -----------   ------------
Balance at December 31, 1998     14,223,929                   14,185,573

  Loss for year ended
    December 31, 1998                                        $(6,141,853)
  Loss per share                                             $      (.43)

Year Ended December 31, 1997

Balance at December 31, 1996     12,158,900         12        12,158,900
  Sale of stock                   1,022,600          6.6         564,304
  Issuance to acquire Geriatric     150,000         11.0         137,500
  Issuance to retire debt           428,142          3.5         124,875
  Issuance to acquire 50% of P&H    214,287          4.0          71,429
                               ------------   -----------   ------------
Balance at December 31, 1997     13,973,929                   13,057,008

Loss for year ended
  December 31, 1997                                          $(3,545,846)
Loss per share                                               $      (.27)