Form 10KSB
period 2000-12-31
DYNAMIC ASSOCIATES INC
filed 2001-04-16
CIK 878146

                 SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2000

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________ to ____________

      Commission File No.  000-19457

                        DYNAMIC ASSOCIATES INC.
        (Exact name of Registrant as specified in its charter)

           NEVADA                            87-0473323
-------------------------------              -----------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification Number)

6617 North Scottsdale Road, Suite 103
Scottsdale, Arizona                          85253
-------------------------------------        -----
(Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code:  (480) 315-8600

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act:
100,000,000 shares of common stock

Check whether the issuer (l) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [ X ] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

Revenues for 2000 were $6,669,048.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the last reported sale price of such stock as of December 31, 2000 is $267,246.

The number of shares of the issuer's Common Stock outstanding as of December 31, 2000 was 18,386,429

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [ X ]

                              PART I

ITEM 1.    Business

Overview

Dynamic Associates, Inc., a Nevada corporation (the "Company" or "Dynamic") was incorporated on July 20, 1989. Dynamic was a development stage company through 1995. Since that time, Dynamic has been in the health care management business, specializing in geriatric and psychiatric care, through its wholly owned subsidiary, Perspectives Health Management Corp., a Nevada Corporation ("Perspectives"). Perspectives was formed on October 12, 1999 when Dynamic consolidated its two wholly owned subsidiaries, Genesis Health Management Corporation ("Genesis") and Geriatric Care Centers of America ("GCCA") into Perspectives and moved the corporate support center from Louisiana to Plano, Texas.

Dynamic's executive offices are located at 6617 N. Scottsdale Road, Suite 103, Scottsdale, Arizona 85253. The Company's telephone number is (480) 315-8600 and its fax number is (480) 443-1235. Jan Wallace is the current President and a Director, Grace Sim is the Secretary/ Treasurer and Director.

Narrative Description of Business

Perspectives Health Management Corp.
------------------------------------

The Company is engaged in managing the operation of psychiatric/geriatric units for various hospitals through Perspectives Health Management Corp. Perspectives provides elderly healthcare and gero-psychology services to small healthcare facilities unable to provide these services in house. The program conforms to the guidelines of the JCAHO Accreditation Manual for Hospitals and Medical Standards. The program is reimbursed at cost by Medicare when established as a distinct unit of a hospital that qualifies for an exemption from the Medicare Prospective Payment System ("PPS"). The PPS exemption provides for a cost plus reimbursement system for the unit, which allows the hospital to receive full reimbursement of the direct operating expenses, plus an allocation to the unit of a substantial portion of the hospital's overall overhead and capital costs. This amount, however, has been capped by recent changes in federal law imposed by the Balanced Budget Act and the Balanced Budget Relief Act.
This cap has made it increasingly more difficult for PHMC to generate a profit.

Most of the Perspectives programs are set in rural hospitals.
Perspectives currently operates programs in Mississippi, Louisiana, Tennessee, Arkansas and Texas.

Gero-psychology treatment is primarily geared to low-functioning patients requiring only medication management and patients without medical complications. Elderly people frequently have medical and psychiatric problems, including severe depression, due to the natural aging process, traumatic losses, strokes and various other causes. Psychiatric problems such as these are treated at gero-psychology units and medical problems are treated at acute care units. Patients with these types of problems often remain at a heath care facility beyond the authorized Medicare length of stay, and have thus become a burden on a hospital's financial resources.

In order to resolve this problem, Perspectives has developed an aggressive management program that it operates at various hospitals. This program treats the psychiatric diagnosis at the same time as secondary medical problems, allowing for higher medical acuity. In addition to treating the primary diagnosis, the Perspectives program assists the host hospital in lowering lengths of stays on the acute care side of the hospital.

Perspectives' Senior Care Program provides comprehensive care for elderly patients experiencing acute psychiatric disorders, cognitive impairment and age-related psychological difficulties while concurrently encouraging resolution of medical problems contributing to or inhibiting the resolution of acute care emotional or psychiatric problems. This program targets higher-functioning patients with acute emotional problems, allowing the therapeutic milieu to be effective, as opposed to focusing on lower-functioning patients (who only require medication management). This method is designed to achieve maximum therapeutic results after 10-18 days of treatment.

Senior Care Units are allowed to treat patients with higher medical acuity than regular geriatric-psychiatric programs, thus producing higher ancillary costs while providing a higher standard of care for the patients.

Recent Developments
-------------------

Perspectives has added additional programs to complement its current business strategy. The Perspectives Youth Care Program is a school based mental health program that provides a master's level counselor in the school system and focuses on treatment of behavioral and emotional problems that often manifest in violence or aggression.

The Perspectives Educational Development Program is an in-service and training program that provides educational presentations to facilities, organizations and groups. Some of the topics available to the clients who contract with Perspectives for training include:
Dealing with Alzheimer's patients, Coping strategies, Stress Management, Verbal De-escalation and Crisis prevention. This program is specifically for teachers, direct care mental health workers, nursing home direct care staff and assisted living care staff.

Sale of Perspectives
--------------------

In 1999, management determined that due to the new restrictions on Medicare reimbursements imposed by the Balanced Budget Act and the Balanced Budget Relief Act, it would be in the best interests of the Company to sell the Perspectives' business and search for another business opportunity. Since that time, the Company has been negotiating with various potential buyers for the possible sale of the Perspectives business. As of the date of this filing, the Company has not reached an agreement to sell the business. In August 2000, the Company entered into an agreement for the sale of the business to a Delaware limited liability company named New Perspectives Health Management Corp, owned by the current management of Perspectives. This agreement was terminated by the mutual agreement of the parties in November 2000.

Merger with Tele-Lawyer, Inc.
-----------------------------

Recognizing the need for a new business, Dynamic's management in 1999 began soliciting and negotiating various business opportunities. On November 28, 2000, negotiations led to an agreement with Tele-Lawyer, Inc., a Nevada based technology company and application service provider to the legal services industry. This merger, however, is conditioned, among other things, upon the following:

* Dynamic must extinguish all of its outstanding debt, including all existing notes, through a conversion to common stock or otherwise.
* Dynamic must have settled and/or paid all outstanding claims, liabilities, actions or lawsuits to the satisfaction of Tele-Lawyer.
* Dynamic must have extinguished all of its outstanding warrants, options and any other rights to acquire any shares of its common stock.
* After conversion of all debt to equity, settlement of all liabilities, extinguishments or exercise of all warrants and options, and after all other actions so that the issuance of further capital shares of Dynamic is unnecessary to accomplish the objectives of the bullet points set forth immediately above, Dynamic must enact a reverse split of its shares so as to have at the consummation of the merger no more than 500,000 shares of common stock outstanding.

Historically, Tele-Lawyer has been in the business of arranging for the provision of legal advice and information to consumers of legal services through licensed attorneys. Tele-Lawyer also produces and sells specialized phone conferencing applications to professionals and associations. The specialized phone conference applications are most often in the form of continuing education programs for attorneys called Tele-Seminars. More recently, Tele-Lawyer has changed its business focus by concentrating on the development of strategic partnerships with various non-profit associations and government agencies in order to create a number of statewide hubs for access to legal services. This process has involved the expansion of Tele-Lawyer's product and service offerings, as well as its geographic coverage, including a:

1.  Web Based Case Management System;
2.  Web Based Phone System;
3.  Web and Phone Based Unbundled Legal Services, Including:
    a.  Legal Information
    b.  Referrals
    c.  Filing Services
    d.  Legal Forms
    e.  Form Preparation
    f.  Mediation (Dispute Resolution)
    g.  Legal Advice
    h.  Documentation Services
    i.  Tele-Seminar Phone Conferencing
    j.  Attorney Virtual Office Rentals
    k.  Bidding for Attorneys
    l.  Legal Books

Tele-Lawyer is a Nevada corporation formed in May 1989. Its executive offices are located at 2300 W. Sahara Ave., Suite 5000,
Las Vegas, NV  89102; telephone (702) 312-6252.

Under the merger agreement, Tele-Lawyer will be merged with and into Dynamic Associates with Dynamic Associates being the surviving entity and Tele-Lawyer operating as a wholly owned subsidiary of Dynamic. The merger calls for each of the Tele-Lawyer shareholders to receive one share of Dynamic Associates common stock for each share of Tele-Lawyer common stock they hold. In addition, each holder of an option or warrant to purchase Tele-Lawyer common stock under its incentive stock option plan will be entitled to receive an option to purchase the same number of shares of Dynamic Associates stock under the same terms as provided in their option or warrant agreement.

Pursuant to the terms and conditions of the merger agreement, following the consummation of the merger, the officers and directors of Tele-Lawyer will immediately replace the officers and directors of Dynamic.

Management hopes this merger will revive Dynamic's future financial prospects.

ITEM 2.    Properties

Dynamic Associates

Dynamic is headquartered in the premises located at 6617 North Scottsdale Road, Scottsdale, Arizona 85253. The Company is not committed to any rent, but does share expenses with another company located in the same address. The Company owns no other property.

Perspectives Heath Management Corp.

The head office for Perspectives is located at 2121 West Spring
Creek Parkway, Suite 109, Plano, Texas 75023. The Perspectives head office is approximately 1,300 square feet and is leased for a period of one year.

ITEM 3.    Legal Proceedings

Other than as described below, neither the Company nor its subsidiary are involved in any material pending legal proceeding. At this time, neither the Company, nor any of its subsidiaries, have any material bankruptcy, receivership, or similar proceeding pending. Perspectives has an on-going collections action against a former client, which is scheduled for trial in May, 2001. The management of Perspectives believes that it will be the prevailing party, and that it may recover a significant amount of lost revenue. As compared to its annual revenue stream, it appears that any such damage award may be material to the Company. In addition, Dynamic's management has been informed that one of its note holders may have filed suit against the Company and certain of its past and present officers and directors based on the Company's default in payment under a note in the principal amount of $203,500. Any such suit, while threatened, has not been served or received by the Company or any other parties at this time.

ITEM 4.    Submission of Matters to a Vote of Security Holders

The Annual Shareholders Meeting was not held in 2000, but is expected to be held in April or May 2001.

No matter was submitted to the Company's security holders for a vote during the fiscal year ending December 31, 2000.


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

The following table lists the high and low sales prices for the common stock of the company during the two most recent fiscal years:

NASDAQ-OTC

                              High Sales    Low Sales
                                   Price        Price
      1999  First Quarter           $.28         $.19
            Second Quarter           .23          .11
            Third Quarter            .19          .09
            Fourth Quarter           .20          .08
      2000  First Quarter            .16          .08
            Second Quarter           .08          .05
            Third Quarter            .06          .01
            Fourth Quarter           .03          .01


The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As of December 31, 2000, there were 442 record holders of the Company's common stock.

The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future. The Company did not sell any shares of its stock during 2000.

ITEM 6.    Management's Discussion and Analysis or Plan of Operation.

The consolidated financial statements for the fiscal year ended December 31, 2000 include the accounts of the Company and its wholly owned subsidiary, Perspectives Health Management Corp. All significant inter-company balances and transactions have been eliminated in the consolidation.

Over the past two years, because of the down turn in the medical management business created by changes to the Medicare reimbursement rules, management has been attempting to sell the operating business of it's wholly owned subsidiary, Perspectives, and obtain another business through merger or otherwise. Efforts to sell the Perspectives business have not succeeded, as yet, but the Company has entered into a merger agreement with Tele-Lawyer, Inc., a Nevada based technology company and application service provider to the legal services industry.
While management is confident that the merger will occur, the merger is conditioned upon a number of things that are outside management's control, and therefore management can provide no assurance that the merger will occur. In addition, because the business of Tele-Lawyer involves new technology applied in new situations, management can provide no projections as to the likelihood of success of the Company in the event a merger is consummated.

Management hopes, however, that this merger will revive Dynamic's future financial prospects.

Assets
------

At December 31, 2000, the Company had cash of 363,670 as compared to $181,826 as of December 31, 1999. This increase was largely attributable to the Company's non-payment of interest due its note holders during the year. At December 31, 2000, accounts receivable (less allowance for doubtful accounts of $1,157,710) was $2,831,284 as compared with $2,065,028 (net of allowance for doubtful accounts of $933,909) as of December 31, 1999. The Company continues to maintain high accounts receiveable, which it has been unable to collect largely due to hospital clients' inability to pay. The Company has initiated action on one large account and is currently working with its clients to come up with innovative methods of paying down these receivables.

Equipment, net of accumulated depreciation was $74,474 as of December 31, 2000 as compared to $89,016 as of December 31, 1999.

Liabilities and Stockholders' Equity
------------------------------------

At December 31, 2000, the Company had accounts payable of $58,487 as compared to $63,363 at December 31, 1999. In addition, the Company had accrued expense of $551,243 at December 31, 2000 as compared to $636,179 as of December 31, 1999. At December 31, 2000 the balance outstanding of convertible notes owed by Company was $8,676,500 the same as of December 31, 1999. Accrued interest payable on these notes, however, grew from $366,305 at December 31, 1999 to $1,011,331, due to the Company's non-payment of interest owing on these notes during the year. The Company is in the process of negotiating with its note holders to convert the principal amount of their notes along with any accrued interest owing into common stock at a rate of $0.15 of debt for each share. To March 31, 2001, management has substantially reduced the amounts owed under these notes, reducing the principal amount of the note debt by 6,437,750 to approximately $2,238,750, for a decrease of approximately 75% in the Company's note debt. Management believes this conversion process, as part of the proposed merger with Tele-Lawyer, is critical to moving the Company onto a long-term track of success.

The Company's operations were largely funded by cash flow generated by the Perspectives subsidiary.

Stockholders' equity was (5,003,220) as of December 31, 2000, as compared to ($5,193,729) as of December 31, 1999.

Results of Operations
---------------------

Derived from the operating results of Perspectives for year 2000, the Company generated $6,669,048 in management fees as compared to $7,782,208 in 1999. The decrease primarily related to cancelled hospital contracts and adjustments to hospital billings made necessary by reductions in Medicare reimbursements. This is discussed in further detail later within this section. General and Administrative Expenses were $5,391,444 in 2000 as compared to $6,683,691 in 1999. This is also described in further detail in this section. The Company was able to reduce or eliminate some of its expenses in 2000 to achieve the decline. In addition, the Company reported a sharp decline in depreciation and amortization expense of $138,775 for 2000 as compared to $2,572,207 for 1999.

The Company worked aggressively to minimize its administrative expenses in 2000, concluding that such reductions were necessary due to the impact of the changes in the Medicare reimbursement schedules as discussed below.

Medicare reductions and other problems also caused the Company to record a bad debt expense for of $264,465 for 2000. However, it should be noted that this amount is down significantly from $3,124,796 in bad debt reported for 1999.

Liquidity and Capital Resources
-------------------------------

Cash Flows. At December 31, 2000 we maintained $363,670 in cash and cash equivalents.

Capital Expenditures. Generally, we have spent little of our resources on capital equipment.

Perspectives has been feeling the harsh negative effects of the change in the Medicare rules contained in the Balanced Budget Reconciliation Act of 1997 and has had to adjust its operating contracts and reduce its expenses to continue operations. Although Perspectives does not bill Medicare directly, the sweeping effects of the changes to Medicare reimbursement materially affected the subsidiary's revenue with regard to its hospital agreements. In brief, Perspectives has had to renegotiate its hospital agreements to reflect such lower reimbursement amounts. This resulted in bad debt expense of $264,465 for 2000. In addition, Perspectives suffered additional loses as a result of hospitals terminating their agreements in 1999 and 2000.

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

The Company is dependent on the operating performance of
Perspectives. This subsidiary does not have any physician practice management (PPM) relationships. As a material segment of the business, Perspectives would be adversely affected by the loss of one or more key hospital contracts. In addition, Perspectives would be adversely affected by changes in U.S. government polices
regarding hospital reimbursements under Medicare. Facing lower realization with hospital billings to Medicare, Perspectives would be required to further renegotiate its contracts with key hospitals. Such Medicare policy changes would,
therefore, have an adverse impact on the Company.   After December 31,
1998, the Company suffered various losses, including the termination of contracts with a number of key hospitals. The Company recorded losses incurred by the Company in 2000 as a direct result of such terminated hospital contracts as the losses were realized.

Moreover, in 2000, the Company suffered losses with increased competition in key markets. In addition to the growing strength of its key competitors, Horizon Health Management, Cornerstone Health Management, and Sunrise Health Management, a large number of smaller competitors entered the market. Such competitors offer hospitals a narrowly targeted and limited consulting service in the health management field. Such companies are able to successfully compete with Perspectives when they provide a smaller fee commitment associated with a more limited engagement. This further forces management fees down and thus reduces profits.

Recent Developments
-------------------

Based on its current financial situation and future prospects, management has been unable to support its outstanding debt obligations. The Company was in default of its debt service obligations for the entire year. As a consequence, management is negotiating for the sale of the Perspectives business. In addition, the Company has made substantial progress in its attempts to arrange for the conversion of its existing debt to equity.

Impact Of The Year 2000 Issue
-----------------------------

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

                            PART III

ITEM 9.    Directors and Executive Officers of the Registrant

The following table shows the positions held by the Company's officers and directors. The directors were appointed and will serve until the next annual meeting of the Company's stockholders, and until their successors have been elected and have qualified. The officers were appointed to their positions, and continue in such positions at the discretion of the directors.

Name                    Age         Position
----                    ---         --------
Jan Wallace              44         Director, President
Grace Sim                40         Secretary, Treasurer, Director


Jan Wallace is a Director, President and Chief Operating Officer of the Company. The Company has employed Ms. Wallace since April 1995, when she was elected to the Board of Directors and accepted the position of Chief Operating Officer. Ms. Wallace was previously Vice President of Active Systems, Inc. a Canadian Company specializing in SGML Software an ISO standard in Ottawa, Ontario. Prior to that she was President and Owner of Mailhouse Plus, Ltd., an office equipment distribution company that was sold to Ascom Corporation. She has also been in management with Pitney Bowes_Canada and Bell Canada where she received its highest award in Sales and Marketing. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics. Ms. Wallace is also the President and a Director of MW Medical, Inc., a publicly held company.

Grace Sim is the Secretary/Treasurer and a director of the Company. She is also currently the Secretary/Treasurer and a director of MW Medical, Inc., a publicly held company. Ms. Sim joined Dynamic in January 1997. Before joining Dynamic, Ms. Sim owned Sim Accounting, an accounting consulting company in Ottawa, Ontario, Canada. Between 1993 and 1994, she worked as the controller with Fulline, an office equipment company and with Mailhouse Plus Ltd. between 1990 and 1992. Ms. Sim received her Bachelor of Mathematics with honors from the University of Waterloo in Waterloo, Ontario.

Mr. Clay Deardorff was appointed to the board in 1999, but then resigned in the first quarter of 2000.

If the merger with Tele-Lawyer is consummated, the directors and officers identified above will resign and the existing officers and directors of Tele-Lawyer will be appointed as officers and directors of Dynamic. The Current officers of Perspectives will remain unchanged, but the directors will likely be changed.

Terms of Office

The Company's directors are appointed for one-year terms to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with our by-laws. Officers are appointed by the board of directors and hold office until removed by the board.

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


                                Number   Transactions   Known Failures
                                Of late  Not Timely     To File a
Name and principal position     Reports  Reported       Required Form
---------------------------     -------  ------------   --------------
None



ITEM 10.    Executive Compensation.

                          Annual Compensation Table
                          -------------------------

                 Annual Compensation               Long Term Compensation
                 -------------------               ----------------------
                                         Other                            All
                                         Annual                           Other
                                         Com-                             Com-
                                         pen-   Restricted                pen-
                                         sa-    Stock  Options/   LTIP    sa-
Name        Title    Year Salary   Bonus tion   Awarded SARs*(#)payouts($)tion
----        -----    ---- -------- ----- ------ ------- ------- --------- ----
Jan
Wallace   Director,
          CEO, and
          President  2000 $      0     0      0       0       0         0     0

Grace
Sim       Director,
          Sec., and
          Treasurer  2000 $      0     0      0       0       0         0     0


There can be no assurance that the amounts of compensation actually paid, or the persons to whom it is paid for 2001, will not differ materially from the above 2000 amounts.

Options
-------

In 1998, the Board of Directors canceled the stock option plan and no options are outstanding or have been issued since that time.

ITEM 11.   Security Ownership of Certain Beneficial Owners and Management

The table below provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of December 31, 2000 and by the officers and directors of the Company as a group. Except as otherwise indicated, all shares are owned directly.

                                         Amount of
                  Name and Address       beneficial       Percent
Title of class    of beneficial owner    ownership        of class
--------------    -------------------  ----------------   --------
Common Stock      Arab Bank
                  (Switzerland) Geneva   1,182,591          6.43%
                  1 Qual Du Mont-Blanc
                  PO Box 1096
                  CH-1211 Switzerland

Other than management listed below, the Company knows of no other person who is the beneficial owner of more than five percent of the Company's common stock.

Management

                                         Amount of
                  Name and Address       beneficial       Percent
Title of class    of beneficial owner    ownership        of class
--------------    -------------------  ----------------   --------
Common Stock      Jan Wallace             550,000           2.99%

Common Stock      Grace Sim                20,000            .11%

Common Stock      All Officers and
                  Directors
                  as a Group (2 persons)  570,000           3.10%
------------

ITEM 12. 	Certain Relationships and Related Transactions

Except as disclosed below, none of the following parties since the date of Dynamic's incorporation has had any material interest, direct or indirect, in any transaction with Dynamic or in any presently proposed transaction that, in either case, has or will materially affect Dynamic.

*     Director or officer of Dynamic
*     Proposed nominee for election as a director of Dynamic
* Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares of Dynamic
*     Promoter of Dynamic
*     Relative or spouse of any of the foregoing persons

Dynamic moved out of its previously leased location and now shares office expenses with a company that is run by its President, Jan
Wallace out of the same premises. Dynamic does not pay any rent at this location.

                              PART IV

ITEM 13.   Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a) The following financial statements, financial statement schedules and supplementary date are included:

     F-1     Independent Auditor's Report

Financial Statements:

     F-2     Consolidated Balance Sheet - December 31, 2000

     F-3     Consolidated Statements of Operations - Years Ended
             December 31, 2000 and 1999

     F-4     Consolidated Statements of Changes in Stockholders'
             Equity (Deficit) - Years Ended December 31, 2000, 1999 and
             1998

     F-5     Consolidated Statements of Cash Flows - Years Ended
             December 31, 2000 and 1999

     F-6     Notes to Consolidated Financial Statements

(b)    Reports on Form 8-K.

On December 13, 2000, the Company filed Form 8-K to report an
anticipated change in control.   This relates to the Company's
Agreement and Plan of Merger with Tele-Lawyer, Inc., a Nevada
Corporation.

(c) Exhibits

Exhibit 10.1       Agreement and Plan of Merger with Tele-Lawyer, Inc.
Exhibit 10.2       First Amendment to Merger Agreement

                             SMITH
                               &
                            COMPANY
A Professional Corporation of Certified Public Accountants

                  INDEPENDENT AUDITOR'S REPORT


Board of Directors
Dynamic Associates, Inc.

We have audited the accompanying consolidated balance sheet of Dynamic Associates, Inc. (a Nevada corporation) and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Associates, Inc. and Subsidiary as of December 31, 2000, and the results of their operations, changes in stockholders' equity (deficit), and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has an accumulated deficit of $24,168,080 at December 31, 2000. As discussed in Note 4, the Company is in the process of selling its subsidiary which will leave it with no operations or revenue. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.



                                     /s/Smith & Company
                                  CERTIFIED PUBLIC ACCOUNTANTS

Salt Lake City, Utah
April 7, 2001


   10 West 100 South, Suite 700 * Salt Lake City, Utah 84101-1554
       Telephone: (801) 575-8297 * Facsimile: (801) 575-8306
                    E-mail: smithco@dotplanet.com
     Members: American Institute of Certified Public Accountants *
          Utah Association of Certified Public Accountants

             DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                   CONSOLIDATED BALANCE SHEET
                        December 31, 2000


                                                                  2000
                                                             --------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents                                $      363,670
    Accounts receivable
      (less allowance for doubtful accounts of $1,157,710)        2,831,284
    Other receivables                                                     0
    Prepaid expense and other current assets                            817
                                                             --------------
                                      TOTAL CURRENT ASSETS        3,195,771

  PROPERTY, PLANT & EQUIPMENT (Note 5)                               74,474

  OTHER ASSETS
    Deferred debt issue costs
      (less amortization of $427,040) (Note 2)                      450,157
    Goodwill (Note 2)                                             1,590,000
                                                             --------------
                                                                  2,040,157
                                                             --------------
                                                             $    5,310,402
                                                             ==============

LIABILITIES & EQUITY (DEFICIT)
  CURRENT LIABILITIES
    Accounts payable                                         $       58,487
    Accrued expenses                                                551,243
    Current portion of long-term debt (Note 7)                       10,015
    Accrued interest payable (Note 8)                             1,011,331
                                                             --------------
                                 TOTAL CURRENT LIABILITIES        1,631,076


  Long-term debt (Note 7)                                             6,046
  Convertible notes (Note 8)                                      8,676,500
                                                             --------------
                                                                  8,682,546
                                                             --------------
                                         TOTAL LIABILITIES       10,313,622

  Commitments and contingencies (Note 10)

  STOCKHOLDERS' EQUITY (DEFICIT)
    Common Stock $.001 par value:
      Authorized - 100,000,000 shares
      Issued and outstanding 18,386,429 shares                       18,386
      Additional paid-in capital                                 19,146,474
      Retained deficit                                          (24,168,080)
                                                             --------------
                      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)       (5,003,220)
                                                             --------------
                                                             $    5,310,402
                                                             ==============


See Notes to Consolidated Financial Statements

               DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended December 31,
                                                --------------------------
                                                    2000	  1999
                                                ------------- ------------

Management fees                                 $   6,669,048 $  7,982,208

General & administrative expenses                   5,391,444    6,683,691
Depreciation and amortization                         138,775    2,572,207
Goodwill impairment (Notes 2 and 4)                         0   15,459,495
Bad debts                                             264,465    3,124,796
                                                ------------- ------------
                                                    5,794,684   27,840,189
                                                ------------- ------------
                    NET OPERATING INCOME (LOSS)       874,364  (19,857,981)

OTHER INCOME (EXPENSE)
  Interest income                                          59        3,825
  Interest expense                                   (612,180)    (872,255)
  Disposition of Subsidiary                           (83,330)           0
  Loss on disposal of equipment                             0     (109,022)
  Unrealized decline in investment                          0      (17,000)
                                                ------------- ------------
                                                     (695,451)    (994,452)
                                                ------------- ------------

          NET INCOME (LOSS) BEFORE INCOME TAXES       178,913  (20,852,433)

INCOME TAX EXPENSE (Note 9)                                 0      197,000
                                                ------------- ------------

                         NET INCOME (LOSS) FROM
                          CONTINUING OPERATIONS       178,913  (21,049,433)

EXTRAORDINARY ITEM
  Gain on restructuring of debt
    (no applicable income tax)(Note 13)                11,596    7,955,831
                                                ------------- ------------

                               NET INCOME (LOSS)$     190,509 $(13,093,602)
                                                ------------- ------------

Net income (loss) per weighted average share -
  continuing operations	                               $  .01      $ (1.19)
Net income (loss) per weighted average share -
  extraordinary item                                      .00          .45
                                                ------------- ------------
                                                       $  .01      $  (.74)
                                                ============= ============
Weighted average number of common shares used to
  compute net income (loss) per weighted
  average share                                    18,386,429   17,747,799
                                                ============= ============

See Notes to Consolidated Financial Statements

               DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                  Common Stock       Additional
                                Par Value $.001      Paid-in       Retained
                               Shares    Amount      Capital       Deficit
                           ----------  ---------   ------------  -----------
Balances at 12/31/98       14,223,929     14,224     18,512,330  (11,264,987)
  Issuance of common
    stock to restructure
    debt                    4,162,500      4,162        634,144
  Net loss for year                                              (13,093,602)
                           ----------  ---------   ------------   ----------

Balances at 12/31/99       18,386,429     18,386     19,146,474  (24,358,589)
Net income for year                                                  190,509
                           ----------  ---------   ------------   ----------
Balances at 12/31/00       18,386,429  $  18,386   $ 19,146,474 $(24,168,080)
                           ==========  =========   ============   ===========

See Notes to Consolidated Financial Statements

               DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Year ended December 31,
                                                --------------------------
                                                      2000	  1999
                                                ------------- ------------
OPERATING ACTIVITIES
  Net (loss)                                    $     190,509 $(13,093,602)
  Adjustments to reconcile net income (loss)
    to cash used by operating activities:
     Depreciation and amortization                    138,775   18,158,501
     Book value of assets sold/disposed                     0      112,790
     Bad debts                                              0    3,124,796
     Non-cash debt restructuring                            0   (7,955,831)
     Unrealized decline in investment                       0       17,000
     Deferred taxes                                         0      300,000
  Changes in assets and liabilities:
     Accounts receivable                             (695,667)  (1,396,064)
     Prepaid expenses and other                           783      124,423
     Accounts payable and accrued expenses            (89,812)    (172,372)
     Accrued interest payable                         645,026      487,335
                                                ------------- ------------
         NET CASH USED BY OPERATING ACTIVITIES        189,614     (293,024)

INVESTING ACTIVITIES
  Deposits                                                  0          410
                                                ------------- ------------
                       NET CASH PROVIDED (USED)
                       BY INVESTING ACTIVITIES              0          410

FINANCING ACTIVITIES
  Principal payments on debt                           (7,770)      (3,978)
                                                ------------- ------------
                       NET CASH PROVIDED (USED)
                       BY FINANCING ACTIVITIES         (7,770)      (3,978)
                                                ------------- ------------
                       INCREASE (DECREASE) IN
                       CASH AND CASH EQUIVALENTS      181,844     (296,592)

Cash and cash equivalents at beginning of year        181,826      478,418
                                                ------------- ------------
        CASH AND CASH EQUIVALENTS AT END OF YEAR $    363,760 $    181,826
                                                ============= ============
SUPPLEMENTAL INFORMATION
  Cash paid for interest                         $      4,801 $    257,939
  Cash paid for income taxes                                0            0

During 2000, the Company purchased a vehicle in the amount of $13,625 by incurring a loan in the same amount.

During 1999, the Company issued 4,162,500 shares of its restricted common stock and 8,325,000 warrants to purchase stock at $1.50 per share until December 31, 2000 to retire debt of $8,325,000 and accrued interest of $912,881.

See Notes to Consolidated Financial Statements

               DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000

NOTE 1:    BUSINESS ACTIVITY

The Company was incorporated under the laws of the state of Nevada on July 20, 1989 and is now engaged in the business of managing the operation of geriatric/psychiatric units for various hospitals in the states of Louisiana, Arkansas, Mississippi, and Tennessee. The contracts range from one to five years. At December 31, 2000, the Company had 20 active contracts with monthly billings of $586,026.

NOTE 2:    SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Principals of Consolidation
---------------------------
The consolidated financial statements for 2000 and 1999 include the accounts of the Company; and its wholly owned subsidiary
Perspectives Healthcare Management Corporation ("Perspectives").

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

<


               DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2000

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Goodwill
--------
In late 1999, the Company made the decision to reduce goodwill to $1,590,000 which is the approximate amount it expected to realize from the sale of Perspectives.

Deferred Debt Issue Costs
-------------------------
These costs are associated with raising money by issuing convertible notes. The costs are being amortized over the life of the notes (ten years). In the event the notes are converted to common stock, the remaining unamortized costs will be charged to additional paid-in capital.

Income Taxes
------------
Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The valuation allowance at December 31, 2000 and 1999 was zero. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. As of December 31, 1999, temporary differences arose primarily from differences in the timing of recognizing expenses for financial reporting and income tax purposes. Such differences include depreciation, bad debt allowance, and various accrued operating expenses.

Loss per Share
--------------
Loss per common share is computed by dividing net loss by the weighted average shares outstanding during each period. The convertible notes which are convertible to common stock have not been considered in the calculation as their inclusion would be antidilutive.

NOTE 3:    CAPITALIZATION
The Company's authorized stock includes 100,000,000 shares of Class "A" common stock at $.001 par value.

During 1999, the Company issued 4,162,500 shares of its restricted common stock and 8,325,000 warrants to purchase stock at $1.50 per share until December 31, 2000 to retire debt of $8,325,000 and accrued interest of $912,881. The warrants expired unexercised.

During 1998, the Company sold 250,000 shares from options registered under S-8 for $250,000 cash.

NOTE 4:    EXPECTED SALE OF BUSINESS

In late 1999, the Company began negotiations to sell Perspectives. On November 28, 2000, the Company entered into a Brokerage Agreement for the sale of Perspectives. Associated with the sale of the business, the Company is also finalizing an agreement with the holders of notes in Dynamic in the amount of $8,676,500, to convert the notes owed to them into the Company's common stock at the rate of $.15 per share. This would result in approximately 57,843,333 new shares of the Company's common stock being issued, and the note holders as a group would have voting control of the Company.

On November 28, 2000, the Company entered into an agreement and plan of merger with Tele-Lawyer, Inc. ("Tele-Lawyer"). Tele-Lawyer is a Nevada based technology company and application services provider to the legal services industry. The merger is subject to certain conditions which include the condition that the Company extinguish all of its outstanding debt, including all existing notes, through a conversion to common stock or otherwise. If the conditions are met and the merger occurs, the operations of Tele-Lawyer will become the operations of the Company and the assets currently held in the Company will be held for sale.

               DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2000


NOTE 5:    PROPERTY, PLANT, AND EQUIPMENT

Property, plant, and equipment as of December 31, 2000 are summarized as follows:

                                          Accumulated       Net Book
                                Cost      Depreciation        Value
                             ----------   --------------   -----------
Transportation Equipment     $  164,561   $       92,395   $    72,166
Machinery & Equipment                 0                0             0
Furniture & Fixtures             19,654           17,346         2,308
Leasehold Improvements                0                0             0
                             ----------   --------------   -----------
                             $  184,215   $      109,741   $    74,474
                             ==========   ==============   ===========

Depreciation expense is calculated under straight-line and accelerated methods based on the estimated service lives of depreciable assets. Depreciation expense for the year ended December 31, 2000 amounted to $28,167, ($26,927 in 1999).

NOTE 6:    RELATED PARTY TRANSACTIONS

During 2000, no payments were made to officers and directors.

During 1999, $108,958 was paid or accrued to the Company's Chief
Operating Officer and $64,000 was paid or accrued to the Company's Secretary/Treasurer for services rendered to the Company. Accrued amounts to the two individuals are $78,958 and $40,000 respectively.

NOTE 7:    LONG-TERM DEBT

8.95% Note payable to bank in monthly installments of
   $424, including interest through February 12, 2002.          $     5,478
9.8% Note payable to bank in monthly installments of
   $439, including interest, through February 15, 2003               10,583
                                                                -----------
                                                                     16,061
   Less current portion                                              10,015
                                                                -----------
                                                                $     6,046
                                                                ===========
Scheduled maturities of these obligations are as follows:

  Year ending December 31,
  ------------------------
            2001                                                $    10,015
            2002                                                      5,179
            2003                                                        867
                                                                -----------
                                                                $    16,061
                                                                ===========

NOTE 8:	CONVERTIBLE NOTES

At December 31, 2000, the Company owed $351,500 to various
entities in the form of convertible notes.   The notes bear
interest at 10% per annum and the interest is payable on January 16 and July 16 of each year. The notes are part of an overall maximum $18,500,000 indenture.

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

               DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2000

NOTE 8:    CONVERTIBLE NOTES (continued)

At December 31, 2000, the $351,500 remaining of the original
$17,001,500 of notes could have been converted into 127,818 shares of the Company's common stock.

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

                  Year       Percentage
                  ----       ----------
                  2001        105.00%
                  2002        103.75%
                  2003        102.50%
                  2004        101.25%
                  2005        100.00%

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

               DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2000


NOTE 8:    CONVERTIBLE NOTES (continued)

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
         ================

The new convertible notes of $8,325,000 are secured by the accounts receivable of Perspectives. The security interest is subordinated to banks, financial institutions or any lender or creditors as the Board of Directors may deem appropriate.

The holders of the new notes also waived the January, 1999 interest payment due under the terms of the old notes. Interest expense during 2000 was $612,180, and accrued interest payable was $1,011,331.

NOTE 9:    INCOME TAXES
Components of income tax (benefit) are as follows:

                                         2000                 1999
                                  ------------------   -----------------
           Current
               Federal            $                0   $               0
               State                               0            (103,000)
                                  ------------------   -----------------
                                                   0            (103,000)
                                  ------------------   -----------------

           Deferred
               Federal                             0             300,000
               State                               0                   0
                                  ------------------   -----------------
                                                   0             300,000
                                  ------------------   -----------------
           Income tax             $                0   $         197,000
                                  ==================   =================

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:


                                         2000                 1999
                                  ------------------   -----------------
Income tax computed at federal
  statutory tax rate              $           64,773   $      (4,384,800)
Change in valuation allowance for
  deferred federal, state, & local
  income tax assets                          (64,773)          4,684,800
State taxes (net of federal benefit)               0            (103,000)
                                  ------------------   -----------------
                                  $                0   $         197,000
                                  ==================   =================

NOTE 10:    COMMITMENTS AND CONTINGENCIES

Perspectives leases equipment under operating leases expiring through 2002.

Future minimum lease payments are as follows:

                  Year Ending
            -----------------
            December 31, 2001      $      4,859
            December 31, 2002             3,645
                                   ------------
                                   $      8,504
                                   ============

Rental expense for the year ended December 31, 2000 was $31,279
($37,600 in 1999).

               DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                           December 31, 2000


NOTE 11:	FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, loans, and interest receivable, accounts payable, accrued expenses and interest payable approximate fair value due to the short maturity periods of these instruments. The fair value of the Company's long-term debt, based on the present value of the debt, assuming interest rates as follows at December 31, 2000 was:

     Note at 9.8%                  $      8,563
     Note at 8.95%                        4,935
     Convertible notes at 10.0%         220,775
     Convertible notes at 7.5%        5,315,693
                                   ------------
                                   $  5,549,966
                                   ============

NOTE 12:    EXTRAORDINARY ITEM

As discussed in Note 8, the Company in early 1999 was able to reduce its long-term convertible debt by almost half.

The Company recorded extraordinary item income of $7,955,831. The gain was determined based on the amount of debt forgiven less the value of the common stock given to effect the transaction.

NOTE 13:    SUBSEQUENT EVENTS

Subsequent to the balance sheet date, $6,382,250 of the holders of Dynamic's 7.5% notes and $55,500 of the holders of Dynamic's 10% notes have converted their notes to common stock at the rate of $.15 per share, increasing the number of common stock issued and outstanding by 42,918,333 shares. If all of the note holders of Dynamic convert their debt to common stock, there will be approximately 76,231,429 shares of Dynamic common stock issued and outstanding. The current amount remaining on the notes payable at March 31, 2001 is:

                                   $    296,000    10%
                                      1,942,750   7.5%
                                   ------------
                                   $  2,238,750
                                   ============


NOTE 13:    GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has an accumulated deficit of $24,168,080 at December 31, 2000. As discussed in Note 4, the Company is in the process of selling its subsidiary which will leave it with no operations or revenue. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DYNAMIC ASSOCIATES, INC.

                             /s/ Jan Wallace
                         By: ___________________________________
                             Jan Wallace, President and Director
                             Date: April 13, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             /s/ Jan Wallace
Date: April 13, 2001     By: ___________________________________
                             Jan Wallace, President and Director

                             /s/ Grace Sim
Date: April 13, 2001     By: ___________________________________
                             Grace Sim, Secretary/Treasurer and Director