Form 10QSB
period 2001-03-31
DYNAMIC ASSOCIATES INC
filed 2001-05-15
CIK 878146

                            UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


FORM 10-QSB

[X]   Quarterly Report pursuant to Section 13 or 15(d) of the
      Securities Exchange Act of 1934

      For the quarterly period ended March 31, 2001

[  ]  Transition Report pursuant to 13 or 15(d) of the Securities
      Exchange Act of 1934

      For the transition period from          to

Commission File Number: 33-55254-03

                       DYNAMIC ASSOCIATES, INC.
           (Exact name of Small Business Issuer as specified in
                           its charter)


Nevada                                      87-0473323
-------                                     ----------
(State or other jurisdiction of             (IRS Employer
incorporation )                             Identification No.)

6617 North Scottsdale Road, Suite 103
Scottsdale, Arizona                          85253
-------------------                          -----
(Address of principal executive offices      (Zip Code)

Issuer's telephone number, including area code (480) 315-8600

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 57,071,435 shares of Common Stock as of March 31, 2001.

Transitional Small Business Disclosure Format (check one):
Yes [  ]   No [X]

                   PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BASIS OF PRESENTATION

General

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' deficit in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that can be expected for the year ending December 31, 2001.

The 2000 financial statements present the activities of the Company and its subsidiary Perspectives Health Management Corp.

            DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                 CONSOLIDATED BALANCE SHEETS

                                            March 31,        December 31,
                                               2001             2000
                                           (Unaudited)        (Audited)
                                           ------------      ------------
ASSETS
  CURRENT ASSETS
    Cash and cash equivalents              $    258,479      $    363,670
    Accounts receivable (less
    allowance for doubtful accounts
     of $1,157,472)                           3,129,422         2,831,284
    Prepaid expense and other
     current assets                              63,017               817
                                           ------------      ------------
               TOTAL CURRENT ASSETS           3,450,918         3,195,771

  PROPERTY, PLANT & EQUIPMENT                    68,096            74,474
  OTHER ASSETS
    Deferred debt issue costs (less
     amortization of $454,692)                  422,505           450,157
    Investment in closely held
     corporation                                140,000                 0
    Goodwill                                  1,590,000         1,590,000
                                           ------------      ------------
                                              2,152,505         2,040,157
                                           ------------      ------------
                                           $  5,671,519      $  5,310,402
                                           ============      ============
LIABILITIES & (DEFICIT)
  CURRENT LIABILITIES
   Accounts payable                        $     67,669      $     58,487
   Accrued expenses                             637,749           551,243
   Current portion of long-term debt             53,169            10,015
   Accrued interest payable                     388,150         1,011,331
                                           ------------      ------------
               TOTAL CURRENT LIABILITIES      1,146,737         1,631,076

  Long-term debt                                  7,175             6,046
  Convertible notes                           2,873,750         8,676,500
                                           ------------      ------------
                                              2,880,925         8,682,546
                                           ------------      ------------
                      TOTAL LIABILITIES       4,027,662        10,313,622

  STOCKHOLDERS'(DEFICIT)
   Common Stock $.001 par value:
    Authorized - 100,000,000 shares
    Issued and outstanding: 57,071,435
      shares at 3-31-01, and 18,386,429
      shares at 12-31-00                         57,071            18,386
    Additional paid-in capital               25,584,956        19,146,474
    Retained deficit                        (23,998,170)      (24,168,080)
                                           ------------      ------------
               TOTAL STOCKHOLDERS'(DEFICIT)   1,643,857        (5,003,220)
                                           ------------      ------------
                                             $5,671,519       $ 5,310,402
                                           ============      ============

           DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited)

                                             Three Months Ended March 31,
                                              2001               2000
                                           ------------      ------------
Management fees                            $  1,503,540      $  1,692,199
                                           ------------      ------------
                                              1,503,540         1,692,199
General & administrative expenses             1,271,277         1,418,123
Depreciation                                      6,375             3,786
Bad debts                                             0           100,000
                                           ------------      ------------
                                              1,277,652         1,521,909
                                           ------------      ------------
             NET OPERATING INCOME               225,888           170,290

OTHER INCOME (EXPENSE)
  Interest expense                              (55,971)         (194,335)

     NET INCOME (LOSS) BEFORE INCOME TAXES      169,917           (24,045)

INCOME TAX EXPENSE                                    0                 0
             NET INCOME (LOSS)             $    169,917      $    (24,045)
                                           ============      ============
Basic net income (loss) per
 weighted average share:                   $       .004      $      (.001)
                                           ============      ============
Diluted net income (loss) per
 weighted average share:                   $       .004      $      (.001)
                                           ============      ============
Basic weighted average number
 of common shares used to
 compute net (loss) per weighted
 average share                               40,964,933        18,386,429
                                           ============      ============
Diluted weighted average number
 of common shares used to
 compute net (loss) per weighted
 average share                               41,177,785        18,386,429
                                           ============      ============

              DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                             Three Months Ended March 31,
                                              2001               2000
                                           ------------      ------------
OPERATING ACTIVITIES
 Net income (loss)                         $    169,917      $    (24,045)
 Adjustments to reconcile
   net income (loss) to cash provided
  (used) by operating activities:
  Depreciation and amortization                  34,030            31,438
  Bad debts                                           0           100,000
 Changes in assets and liabilities:
  Accounts receivable                          (298,138)         (406,773)
  Prepaid expenses and other                    (62,200)           18,383
  Accounts payable and accrued expenses         146,917           317,007
                                           ------------      ------------
               NET CASH PROVIDED (USED)
               BY OPERATING ACTIVITIES           (9,474)           36,010

INVESTMENT ACTIVITIES
 Cash from (to) investments                    (140,000)                0
                                           ------------      ------------
               NET CASH (USED) BY
               INVESTMENT ACTIVITIES           (140,000)                0

FINANCING ACTIVITIES
 Principal payments on debt                     (38,699)          (49,071)
 Loans                                           82,982                 0
                                           ------------      ------------
               NET CASH (USED) BY
               FINANCING ACTIVITIES              44,283           (49,071)
                                           ------------      ------------
   DECREASE IN CASH AND CASH EQUIVALENTS       (105,191)          (13,061)
Cash and cash equivalents at
 beginning of period                            363,670           181,826
                                           ------------      ------------
               CASH AND CASH EQUIVALENTS
               AT END OF PERIOD            $   258,479       $    168,765
                                           ============      ============
SUPPLEMENTAL INFORMATION
 Cash paid for interest                    $     4,379       $     16,303
 Cash paid for income taxes                          0                  0

NON-CASH ITEMS
 During the quarter ended March 31, 2001, the company issued 38,685,006 shares of common stock to extinguish debt of $5,802,750 and accrued interest of $679,156.

           DYNAMIC ASSOCIATES, INC. AND SUBSIDIARIES
        SELECTED NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  EXPECTED SALE OF SUBSIDIARIES

In late 1999, the Company began negotiations to sell
Perspectives. On November 28, 2000, the Company entered into a Brokerage Agreement for the sale of Perspectives.
Under the Brokerage Agreement, the Broker is entitled to one-half of any net proceeds from the sale in excess of $2.1 million, upon procuring a ready, willing, and able buyer. Associated with the sale of the business, the Company is also finalizing an agreement with the holders of notes in Dynamic in the amount of $8,676,500, to convert the notes owed to them into the Company's common stock at the rate of $.15 per share. This would result in approximately 57,843,333 new shares of the Company's common stock being issued, and the note holders as a group would have voting control of the Company.

As of May 14, 2001, $8,214,000 of the 7.5% notes and
$148,000 of the remaining 10% notes have been converted to common stock at the rate of $.15 per share, increasing the number of common stock issued and outstanding by 55,745,000 shares for a total issued and outstanding at May 14, 2001 of 74,131,429 shares. If all of the note holders of Dynamic convert their debt to common stock, there will be approximately 76,228,096 shares of Dynamic common stock issued and outstanding.
The current amount remaining on the notes payable at May
14, 2001 is:

            $   203,500      110
                111,000	     7.5%
            -----------
            $   314,500
            ===========

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

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The consolidated financial statements for the quarter ended March 31, 2001 include the accounts of the Company and its wholly owned subsidiary, Perspectives Health Management Corp. All significant inter-company balances and transactions have been eliminated in the consolidation.

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

Efforts to sell the Perspectives business have been hampered by the existence of the Company's large, secured debt to its note holders. With the current effort and near completion of the conversion of this debt to equity, management is hopeful that a sale of the Perspectives business will occur during this year. While management has received some indications of interest from prospective buyers, no specific proposals have been made at this time and no assurance can therefore be given that the Perspectives business can or will be sold at a price acceptable to management.

Assets
------

At March 31, 2001, the Company had cash of $258,479 as compared to $363,670 as of December 31, 2000. This decrease was largely attributable to a combination of principal payments on debt and investment activities. At March 31, 2001, accounts receivable (less allowance for doubtful accounts of $1,157,472) was $3,129,422 as compared with $2,831,284 (net of allowance for doubtful accounts of $1,157,472) as of December 31, 2000. The Company continues to maintain high accounts receivable, which it has been unable to collect largely due to hospital clients' inability to pay. The Company has initiated action on one large account and is currently working with its clients to come up with innovative methods of paying down these receivables.

Equipment, net of accumulated depreciation was $68,096 as of March 31, 2001 as compared to $74,474 as of December 31, 2000.

Liabilities and Stockholders' Equity
------------------------------------

At March 31, 2001, the Company had accounts payable of $67,669 as compared to $58,487 at December 31, 2000. In addition, the Company had accrued expense of $637,749 at March 31, 2001 as compared to $551,243 as of December 31, 2000. At March 31, 2001 the balance outstanding of convertible notes owed by the Company was $2,873,750 a reduction of $5,802,750 or 67% from the amount owed on these notes as of December 31, 2000. This was due to the Company's efforts to convert its note and accrued interest debt to common stock. As a result, the Company issued out an additional 38,685,006 shares of common stock to these note holders. Consequently, due to the Company's conversion of these notes, accrued interest payable declined from $1,011,331 at December 31, 2000 to $388,150 at March 31, 2001. The Company is in the process of negotiating with the remaining note holders to convert the amounts owing on these notes into common stock at a rate of $0.15 of debt for each share. To May 14, 2001, management has further reduced the amounts owed under these notes, reducing the principal amount of the note debt to $314,500, for a decrease of over 96% in the Company's note debt. In the process, the Company has also further reduced its accrued interest payable. Management believes this conversion process, as part of the proposed merger with Tele-Lawyer, is critical to moving the Company onto a long-term track of success.

The Company's operations were largely funded by cash flow generated by the Perspectives subsidiary.

Stockholders' equity was $1,643,857 as of March 31, 2001, as compared to ($5,003,220) as of December 31, 2000. This increase was largely due to the conversion of the note debt to equity.

Results of Operations
---------------------

Derived from the operating results of Perspectives, the Company generated $1,503,540 in management fees during the first quarter of 2001 as compared to $1,692,199 in the first quarter of 2000. The decrease primarily related to the termination of hospital contracts and adjustments to hospital billings made necessary by reductions in Medicare reimbursements. General and Administrative Expenses were $1,271,277 in this quarter as compared to $1,418,123 in the first quarter of 2000. The Company was able to reduce or eliminate some of its expenses over the prior year in order to achieve the decline. In addition, the Company reported no bad debt expense in this quarter as compared to $100,000 in the first quarter of 2000.

The Company worked aggressively to minimize its administrative expenses, concluding that such reductions were necessary due to the impact of the changes in the Medicare reimbursement schedules as discussed below.

As a result of these reductions in cost, primarily in interest expense, the Company showed a net income of $169,917 in this quarter as compared to a loss of $24,045 in the first quarter of 2000.

Liquidity and Capital Resources
-------------------------------

Cash Flows. At March 31, 2001 the Company maintained $258,479 in cash and cash equivalents.

Capital Expenditures. Generally, we have spent little of our resources on capital equipment.

Perspectives has been feeling the harsh negative effects of the change in the Medicare rules contained in the Balanced Budget Reconciliation Act of 1997 and has had to adjust its operating contracts and reduce its expenses to continue operations. Although Perspectives does not bill Medicare directly, the sweeping effects of the changes to Medicare reimbursement materially affected the subsidiary's revenue with regard to its hospital agreements. In brief, Perspectives has had to renegotiate its hospital agreements to reflect such lower reimbursement amounts. This resulted in a bad debt expense of $264,465 for the year ended December 31, 2000, but has not resulted in any bad debt thus far in 2001.

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

The Company is dependent on the operating performance of Perspectives. This subsidiary does not have any physician practice management (PPM) relationships. As a material segment of the business, Perspectives would be adversely affected by the loss of one or more key hospital contracts. In addition, Perspectives could be adversely affected by further changes in U.S. government polices regarding hospital reimbursements under Medicare.

Recent Developments
-------------------

Based on its current financial situation and future prospects, management has been unable to support its outstanding debt obligations. The Company was in default of its debt service obligations for the entire quarter. As a consequence, management has been negotiating for the conversion of the Company's note obligations into common stock. The Company has made substantial progress in its attempts to arrange for the conversion of its existing debt to equity, reducing this debt by over 96% to $314,500 as of May 14, 2001. This conversion of debt to equity has been done as part of the Company's proposed merger with Tele-Lawyer, Inc., as discussed further in Item 5.

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

Forward Looking Statements

The information contained in this section and elsewhere may at times represent management's best estimates of the Company's future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. The Company's ability to accomplish these objectives, and whether or not it will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward looking assessments of profitability contained in this document to be reasonable; however, we cannot assure investors that any projections or assessments contained in this document, or otherwise made by management, will be realized or achieved at any level.


                  PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The Company issued 38,685,006 shares of its common stock during the quarter ended March 31, 2001 at a deemed value of $0.15 per share, to its note holders pursuant to Regulation S in exchange for the conversion of their debt.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

The Company is currently in default under its existing secured and unsecured note obligations and is the process of re-negotiating and converting these existing note obligations into common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

The Company is in the final stages of consummating a merger agreement with Tele-Lawyer, Inc. Under this agreement, Tele-Lawyer will be merged with and into the Company with the Company being the surviving entity and Tele-Lawyer either ceasing to exist or operating as a wholly owned subsidiary of the Company. The merger calls for each of the Tele-Lawyer shareholders to receive one share of the Company's common stock for each share of Tele-Lawyer common stock they hold. In addition, each holder of an option or warrant to purchase Tele-Lawyer common stock under its incentive stock option plan will be entitled to receive an option to purchase the same number of shares of the Company stock under the same terms as provided in their option or warrant agreement.
Currently, Tele-Lawyer has 5,354,999 shares of common stock issued and outstanding and has issued options to purchase 325,000 common shares at $1 per share and options to purchase an additional 386,000 common shares at $3 per share. In addition, Tele-Lawyer has issued warrants to purchase 450,000 common shares at $3 per share.

In brief, the merger agreement is conditioned, among other things, upon the following:

* The Company extinguishing all of its outstanding debt, including all existing notes, through a conversion to common stock or otherwise.
* The Company having settled and/or paid all outstanding claims, liabilities, actions or lawsuits to the satisfaction of Tele-Lawyer.

* The Company having extinguished all of its outstanding warrants, options and any other rights to acquire any shares of its common stock.
* The Company enacting a reverse split of its shares so as to have at the consummation of the merger no more than 500,000 shares of common stock outstanding.

The conversion of the note holder's debt to equity has been proceeding since December 2000 and is almost complete. This condition of the merger may be waived in whole or in part by Tele-Lawyer, but all conversions that have been made are final and are not conditioned or contingent upon the consummation of the merger.

The number of the Company's shares held by each of its shareholders will be reverse split on a 1 for 153 basis prior to the consummation of the merger. No fractional shares will be issued. Shareholders will receive one additional share for any fractional shares resulting from the reverse split; however, shareholders with less than 153 shares will be paid the value of their shares based on the closing price for the Company's common stock on the record date for the determination of the shareholder's right to vote at the annual meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a)  Exhibits

       None

  (b)  Reports on Form 8-K


       None

                             SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             DYNAMIC ASSOCIATES, INC.

DATED: May 15, 2001          By: /s/ Grace Sim
                                ---------------------------
                                Grace Sim, Secretary/Treasurer