Form 10KSB/A
period 2000-12-31
DYNAMIC ASSOCIATES INC
filed 2001-05-30
CIK 878146

                 SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10KSB/A

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 2000

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from            to
                                   ------------   ------------

     Commission File No.  000-19457

                     DYNAMIC ASSOCIATES INC.
      (Exact name of Registrant as specified in its charter)

     NEVADA                                    87-0473323
----------------                               ----------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification Number)

6617 North Scottsdale Road, Suite 103
Scottsdale, Arizona                            85253
-------------------------------------          ----------
(Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:  (480) 315-8600
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

One hundred percent of the business operations of the Company are through Perspectives. Operating revenues are generated primarily from Medicare reimbursements to hospitals. Over the past few years, however, changes in the Medicare payment system imposed by the Balanced Budget Act and the Balanced Budget Relief Act, have made it increasingly difficult to achieve profitable operations in Perspectives. These federal law changes, among other things, reduced the maximum Medicare reimbursement from $20,000 to $8,500. In large, this has placed substantial limitations on what Perspectives can charge hospitals for its services and still keep the hospital under its authorized Medicare reimbursement limit. Management has therefore determined to sell Perspectives. Absent the acquisition of some other business or product, upon the sale of Perspectives, the Company would be without business operations or significant assets.

Recognizing the need for a new business, in January of 2000, the Company's president, Jan Wallace, contacted Michael Cane, the Company's attorney and the President of Tele-Lawyer, Inc., a Nevada based technology company and application service provider to the legal services industry. This discussion covered the possible reorganization of Dynamic and merger with Tele-Lawyer. At this time, Ms. Wallace was already in negotiations for the sale of Perspectives to its management team led by Mr. Clay Deardorff.

Mr. Cane had been one of the Company's attorneys since November 1998, handling mostly business and securities matters for Dynamic. To avoid any conflicts of interest, Ms. Wallace obtained outside counsel to assist her in the negotiations regarding any potential merger with Tele-Lawyer.

Negotiations between Tele-Lawyer and the Company continued over the phone, through email and letters until March 2000 when they were discontinued because the parties failed to reach agreement on the relative valuations of the companies. In the meantime, the negotiations for the sale of Perspectives continued, resulting in a contract in August 2000. Under this agreement, Perspectives was to sell all of its assets in exchange for:

  1. Twenty thousand dollars and no cents ($20,000) as the first installment of sixty (60) equal monthly payments in accordance with the Promissory Note described in paragraph (2) below.

  2. A promissory note secured by the assets of the Company in the stated principal amount of $1,737,657.80 payable in 60 monthly installments of $20,000 each together with interest accrued thereon at the simple interest rate of eight percent (8%) per annum.

  3. The Purchaser's agreement to assume and discharge in a timely manner the obligations of Perspectives under all contracts, accounts payable, and agreements transferred by Perspectives to the Purchaser.

  4. The Purchaser's agreement that in the event it merged or consolidated with another entity or sold substantially all of its assets, it would pay the entire amount of the principle and interest then owing under the promissory note, plus:

    a. 50% of the net proceeds of any sale of the assets, if the transaction was entered into or closed on or before September 1, 2002; and

    b. 25% of the net proceeds of any sale of the assets, if the transaction was entered into or closed after September 1, 2002, but on or before September 1, 2003.

This agreement was subject to the approval of the Dynamic note holders to: (a) the sale, and (b) the exchange of their existing notes for a pro rata share of the promissory note and common stock in the Company.

The present value of this sales contract was approximately
$1,590,000. Therefore, $1,590,000 was determined to be the fair market value of Perspectives from the future cash flows expected to result from the payout on the note. Goodwill impairment was recognized in an amount sufficient to write-down the goodwill on the books to this $1,590,000 amount.

The sales price under this agreement was objectively determined through negotiations occurring over a 9 month period from November 1999 to August 2000 between the management of Perspectives, certain of the Dynamic note holders and the board of directors of Dynamic. As any arrangement would call for note holder approval and any proceeds would be distributed to the note holders who were owed in excess of $8.6 million dollars, the primary focus of Dynamic during negotiations were whether the arrangement would be acceptable to its note holders. At the time the agreement was made, it was believed that the note holders would be willing to accept this arrangement. No formal determination of fair value or analysis was made.

At the start of the negotiations Clay Deardorff was a member of both management teams, but he resigned from the management of Dynamic in February 2000 as the discussions continued. Separate independent legal counsel represented each side and the parties were unrelated individuals with the exception of the fact that one group worked for a subsidiary of the other. Perspective's management provided almost all of the information regarding the results of operations and financial positions of Perspectives to the auditors in 1999 and 2000. The management of Perspectives did not solicit this sale.

By mid-October, however, the parties to this agreement had verbally decided to terminate the sale. No note holder approval had been obtained and discussions with significant note holders that had not been part of the negotiations on the deal had left management with the belief that such approval would not be obtained. In general, this belief was based on an understanding that the terms of the sale were not generally satisfactory to these creditors because of the lengthy pay out, and the fact that following the sale there would be no business operations remaining in the Company for which they would be obtaining stock.

Notwithstanding the termination of this agreement, management believes that this amount is still the best estimate of the value of the Company's good will. The amount recorded for goodwill was written down to the best estimate by management of its net realizable fair value at that time. There is no evidence at this time to justify any modification of this amount.

Upon this termination of the Perspectives' sale agreement, negotiations began anew between Dynamic and Tele-Lawyer with regard to a merger. These negotiations, involving several phone conferences, letters and emails, led to a merger agreement between the Company and Tele-Lawyer and a formal written termination of the Perspectives' sales agreement on November 28, 2000.

In brief, the merger agreement with Tele-Lawyer is conditioned, among other things, upon the following:

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

* Dynamic must have enacted a reverse split of its shares so as to have at the consummation of the merger no more than 500,000 shares of common stock outstanding.

Management believes the business of Tele-Lawyer is a viable business concept with a potentially bright future. Through the merger, Dynamic would acquire Tele-Lawyer's business operations as Dynamic faces the prospect of selling Perspectives. Management hopes this will revive Dynamics' future financial prospects. While management is confident that the merger will occur, the merger is conditioned upon a number of things that are outside management's control, and therefore management can provide no assurance that the merger will occur. In addition, because the business of Tele-Lawyer involves new technology applied in new situations, management can provide no projections as to the likelihood of success of the Company in the event a merger is consummated.

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

Name                     Age        Position
-------------            ---        ----------
Jan Wallace              44         Director, President
Grace Sim                40         Secretary, Treasurer, Director

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

                                  Number      Transactions    Known Failures
                                  Of late     Not Timely      To File a
Name and principal position       Reports     Reported        Required Form
----------------------------      ---------   ----------      --------------
None



ITEM 10.  Executive Compensation.


                         Annual Compensation Table
                         -------------------------

                Annual Compensation               Long Term Compensation
                -------------------               ----------------------
                                        Other                            All
                                        Annual                           Other
                                        Com-                             Com-
                                        pen-   Restricted                pen-
                                        sa-    Stock  Options/   LTIP    sa-
Name       Title    Year Salary   Bonus tion   Awarded SARs*(#)payouts($)tion
----       -----    ---- -------- ----- ------ ------- ------- --------- ----
Jan
Wallace  Director,  1998 $180,000     0  3,250       0 100,000         0    0
         CEO, and   1999 $108,958     0      0       0       0         0    0
         President  2000 $      0     0      0       0       0         0    0

Grace
Sim      Director,  1998 $105,067     0      0       0  50,000         0    0
         Sec., and  1999 $ 64,000     0      0       0       0         0    0
         Treasurer  2000 $      0     0      0       0       0         0    0



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

                  Name and Address           Amount of             Percent
Title of class    of beneficial owner        beneficial ownership  of class
--------------    --------------------       --------------------  --------
Common Stock      Arab Bank (Switzerland)    1,182,591              6.43%
                  Geneva, 1 Qual Du Mont-Blanc
                  PO Box 1096
                  CH-1211 Switzerland

Other than management listed below, the Company knows of no other person who is the beneficial owner of more than five percent of the Company's common stock.

Management

                  Name and Address           Amount of             Percent
Title of class    of beneficial owner        beneficial ownership  of class
--------------    --------------------       --------------------  --------
Common Stock      Jan Wallace                550,000               2.99%

Common Stock      Grace Sim                   20,000                .11%

Common Stock      All Officers and Directors
                  as a Group (2 persons)     570,000               3.10%
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

Audited Financial Statements:

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

(c)  Exhibits

Exhibit 10.1    Agreement and Plan of Merger with Tele-Lawyer, Inc.
Exhibit 10.2    First Amendment to Merger Agreement
Exhibit 10.3    Second Amendment to Merger Agreement
Exhibit 99.1    Tele-Lawyer Audited and Interim Financial Statements

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has an accumulated deficit of $24,189,747 at December 31, 2000. As discussed in Note 4, the Company is in the process of selling its subsidiary which will leave it with no operations or revenue. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.



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

  Commitments and contingencies (Note 10)

  STOCKHOLDERS' EQUITY (DEFICIT)
    Common Stock $.001 par value:
      Authorized - 100,000,000 shares
      Issued and outstanding 18,386,429 shares                       18,386
      Additional paid-in capital                                 19,168,141
      Retained deficit                                          (24,189,747)
                                                             --------------
                      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)       (5,003,220)
                                                             --------------
                                                             $    5,310,402
                                                             ==============


See Notes to Consolidated Financial Statements

               DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Year ended December 31,
                                                --------------------------
                                                    2000	  1999
                                                ------------- ------------

Management fees                                 $   6,669,048 $  7,982,208

General & administrative expenses                   5,413,111    6,683,691
Depreciation and amortization                         138,775    2,572,207
Goodwill impairment (Notes 2 and 4)                         0   15,459,495
Bad debts                                             264,465    3,124,796
                                                ------------- ------------
                                                    5,816,351   27,840,189
                                                ------------- ------------
                    NET OPERATING INCOME (LOSS)       852,697  (19,857,981)

OTHER INCOME (EXPENSE)
  Interest income                                          59        3,825
  Interest expense                                   (612,180)    (872,255)
  Disposition of Subsidiary                           (83,330)           0
  Loss on disposal of equipment                             0     (109,022)
  Unrealized decline in investment                          0      (17,000)
                                                ------------- ------------
                                                     (695,451)    (994,452)
                                                ------------- ------------

          NET INCOME (LOSS) BEFORE INCOME TAXES       157,246  (20,852,433)

INCOME TAX EXPENSE (Note 9)                                 0      197,000
                                                ------------- ------------

                         NET INCOME (LOSS) FROM
                          CONTINUING OPERATIONS       157,246  (21,049,433)

EXTRAORDINARY ITEM
  Gain on restructuring of debt
    (no applicable income tax)(Note 13)                11,596    7,955,831
                                                ------------- ------------

                               NET INCOME (LOSS)$     168,846 $(13,093,602)
                                                ------------- ------------
NET INCOME (LOSS) PER SHARE
  Basic and diluted net income (loss)
    per weighted average share -
  continuing operations	                               $  .01      $ (1.19)
  extraordinary item                                      .00          .45
                                                ------------- ------------
                                                       $  .01      $  (.74)
                                                ============= ============
Weighted average number of common shares used to
  compute net income (loss) per weighted
  average share                                    18,386,429   17,747,799
                                                ============= ============

See Notes to Consolidated Financial Statements

               DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                  Common Stock       Additional
                                Par Value $.001      Paid-in       Retained
                               Shares    Amount      Capital       Deficit
                           ----------  ---------   ------------  -----------
Balances at 12/31/98       14,223,929     14,224     18,512,330  (11,264,987)
  Issuance of common
    stock to restructure
    debt                    4,162,500      4,162        634,144
  Net loss for year                                              (13,093,602)
                           ----------  ---------   ------------   ----------

Balances at 12/31/99       18,386,429     18,386     19,146,474  (24,358,589)
  Value of donated Services                              21,667
  Net income for year                                                168,842
                           ----------  ---------   ------------   ----------
Balances at 12/31/00       18,386,429  $  18,386   $ 19,146,141 $(24,189,747)
                           ==========  =========   ============   ===========

See Notes to Consolidated Financial Statements

               DYNAMIC ASSOCIATES, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                   Year ended December 31,
                                                --------------------------
                                                      2000	  1999
                                                ------------- ------------
OPERATING ACTIVITIES
  Net (loss)                                    $     168,842 $(13,093,602)
  Adjustments to reconcile net income (loss)
    to cash used by operating activities:
     Depreciation and amortization                    138,775   18,158,501
     Book value of assets sold/disposed                     0      112,790
     Bad debts                                              0    3,124,796
     Non-cash debt restructuring                            0   (7,955,831)
     Unrealized decline in investment                       0       17,000
     Deferred taxes                                         0      300,000
     Value of services donated                         21,667            0
  Changes in assets and liabilities:
     Accounts receivable                             (695,667)  (1,396,064)
     Prepaid expenses and other                           783      124,423
     Accounts payable and accrued expenses            (89,812)    (172,372)
     Accrued interest payable                         645,026      487,335
                                                ------------- ------------
         NET CASH USED BY OPERATING ACTIVITIES        189,614     (293,024)

INVESTING ACTIVITIES
  Deposits                                                  0          410
                                                ------------- ------------
                       NET CASH PROVIDED (USED)
                       BY INVESTING ACTIVITIES              0          410

FINANCING ACTIVITIES
  Principal payments on debt                           (7,770)      (3,978)
                                                ------------- ------------
                       NET CASH PROVIDED (USED)
                       BY FINANCING ACTIVITIES         (7,770)      (3,978)
                                                ------------- ------------
                       INCREASE (DECREASE) IN
                       CASH AND CASH EQUIVALENTS      181,844     (296,592)

Cash and cash equivalents at beginning of year        181,826      478,418
                                                ------------- ------------
        CASH AND CASH EQUIVALENTS AT END OF YEAR $    363,760 $    181,826
                                                ============= ============
SUPPLEMENTAL INFORMATION
  Cash paid for interest                         $      4,801 $    257,939
  Cash paid for income taxes                                0            0

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

Revenue Recognition
-------------------
Revenues are recognized when services have been rendered, with Appropriate provision for uncollectible accounts.

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

Net Income (Loss) per Share
---------------------------
Basic and diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average shares outstanding during each period. The convertible notes, which are convertible to 57,843,333 shares of common stock (as determined by the terms of the current offer of conversion to the Note Holders), have not been considered in the calculation as their inclusion would be antidilutive.

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

NOTE 6:    RELATED PARTY TRANSACTIONS

During 2000, no payments were made to officers and directors; however, Additional paid-in capital was recognized in the amount of $21,667, the estimated value of donated services provided during 2000.

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

On March 17, 1999, the Company announced the restructuring of its convertible notes. $351,500 of the original $17,001,500 debt remains unchanged in its terms. Holders of $16,650,000 of original debt accepted the Company's offer to convert to $8,325,000 of 7.5% secured convertible notes due December 31, 2006. The holders also received one share of Dynamic's common stock for each $2 of original debt and one warrant to purchase Dynamic's common stock at $1.50 per share until December 31, 2000, consequently, there were no warrants at year-end.

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

NOTE 9:    INCOME TAXES

Components of income tax (benefit) are as follows:

		    2000		1999
                --------------     ------------
Current
	Federal	$	0	   $	      0
	State		0	       (103,000)
                --------------     ------------
			0	       (103,000)
                --------------     ------------
Deferred
	Federal		0		300,000
	State		0		      0
                --------------     ------------
			0		300,000
                --------------     ------------
Income tax	$	0	   $	197,000
                --------------     ------------

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for income taxes is as follows:

 					    2000		1999
                			--------------     ------------
Income tax computed at federal
  statutory tax rate			$	57,406	$   (4,384,800)
Net operating loss benefit		       (57,406)		    0
Net operating loss benefit lost due
  to debt cancellation			             0       4,684,800
State taxes (net of federal benefit)		     0	      (103,000)
			                --------------     ------------
					$	     0	$      197,000
			                --------------     ------------

Significant components of the Company's deferred tax liabilities and assets for income taxes consist of the following:

					    2000		1999
                			--------------     ------------
Current deferred tax assets
   Net operating loss			$     640,000	$	697,406
   Valuation allowance			     (640,000)	       (697,406)
Net deferred current tax assets		$	    0	$	      0

The net change in the valuation allowance for the year ended December 31, 2000 was $(57,406) ($432,206 in 1999).

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

NOTE 13:    SUBSEQUENT EVENTS

Subsequent to the balance sheet date, $5,747,250 of the holders of Dynamic's 7.5% notes and $55,500 of the holders of Dynamic's 10% notes have converted their notes to common stock at the rate of $.15 per share, increasing the number of common stock issued and outstanding by 38,685,006 shares. If all of the note holders of Dynamic convert their debt to common stock, there will be approximately 76,229,768 shares of Dynamic common stock issued and outstanding. The current amount remaining on the notes payable at March 31, 2001 is:

                                   $    296,000    10%
                                      2,577,750   7.5%
                                   ------------
                                   $  2,873,750
                                   ============


NOTE 14:    GOING CONCERN CONSIDERATIONS

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has an accumulated deficit of $24,189,747 at December 31, 2000. As discussed in Note 4, the Company is in the process of selling its subsidiary which will leave it with no operations or revenue. The Company has suffered losses from operations and has a substantial need for working capital. This raises substantial doubt about its ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             DYNAMIC ASSOCIATES, INC.


                             By:  /s/ Jan Wallace
                                 -----------------------------------
                                 Jan Wallace, President and Director

                            Date: May 25, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Date: May 25, 2001           By:  /s/ Jan Wallace
                                 ------------------------------------
                                 Jan Wallace, President and Director

Date: May 25, 2001		By: /s/ Grace Sim
                                 ------------------------------------
                                 Grace Sim, Secretary/Treasurer and Director