Form 10QSB
period 2001-07-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2001-09-13
CIK 878146

                        UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549


                         FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 2001

[  ] Transition Report pursuant to 13 or 15(d) of the
     Securities Exchange Act of 1934

     For the transition period from          to

Commission File Number: 000-19457

                LEGAL ACCESS TECHNOLOGIES, INC.
                -------------------------------
 (Exact name of Small Business Issuer as specified in its charter)


Nevada                                      87-0473323
------                                      ----------
(State or other jurisdiction of             (IRS Employer
incorporation )                             Identification No.)

2300 W. Sahara Ave., Suite 500
Las Vegas, NV                               89102
-------------                               -----
(Address of principal executive offices     (Zip Code)

Issuer's telephone number, including area code (702) 949-6115

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,071,232 shares of Common Stock as of July 31, 2001.

Transitional Small Business Disclosure Format (check one):
Yes [  ]   No [X]

            PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

BASIS OF PRESENTATION

General

The accompanying un-audited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended
July 31, 2001 are not necessarily indicative of the results that can be expected for the year ending April 30, 2002.

The financial statements present the activities of Legal Access Technologies, Inc. and its subsidiaries Tele-Lawyer, Inc. and Perspectives Health Management Corp., with the net assets of Perspectives (other than cash) being shown as a business segment held for sale. All significant inter-company balances and transactions have been eliminated in the consolidation.

The balance sheet at April 30, 2001 was derived from the audited financial statements of Tele-Lawyer, Inc. (See notes to the financial statements, Note 1) included in LATI's Form 8K dated
August 27, 2001.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
BALANCE SHEETS
JULY 31 AND APRIL 30, 2001 (Unaudited)
==========================================================================
ASSETS                                       July
                                          (unaudited)         April
                                          -----------       -----------
Current assets
Cash and cash equivalents                 $   252,541       $     1,302
Accounts receivable                            28,654             3,715
Net assets of business segment held
 for sale                                   3,800,000
                                          -----------       -----------
                                            4,081,195             5,017
Property and equipment, net of
 accumulated depreciation of $72,709
 and $61,339 on July 31 and April 30,
 2001                                         115,395           126,268
                                          -----------       -----------
                                          $ 4,196,590       $   131,285
                                          ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
        (DEFICIENCY)


Current liabilities
Accounts payable                          $    86,738       $    96,983
Accrued expenses                              231,364           129,518
                                          -----------       -----------
                                              318,102           226,501
Long-term liabilities
Convertible notes plus accrued
 interest                                     234,025
Related party debt                            212,000            55,000
                                          -----------       -----------
                                              446,025            55,000
                                          -----------       -----------
                                              764,127           281,501
                                          -----------       -----------


Stockholders' equity (deficiency)


Common stock, $0.001 par and no par,
25,000,000 shares authorized,
6,071,232 and 5,354,997 shares
issued and outstanding                          6,071             5,355
Additional paid-in capital                  5,550,139         1,599,644
Accumulated deficit                        (2,123,747)       (1,755,215)
                                          -----------       -----------
                                            3,432,463          (150,216)
                                          -----------       -----------
                                          $ 4,196,590       $   131,285
                                          ===========       ===========

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
THREE-MONTH PERIODS ENDED JULY 31, 2001 and 2000 (Unaudited)
==========================================================================

                                               2001             2000
                                               ----             ----
Legal support services revenues           $    55,607       $    57,686
                                          -----------       -----------
Operating costs and expenses
Legal support services                         26,928            30,487
Software research and development costs       223,496           156,363
Selling, general, and administrative          215,175           174,629
                                          -----------       -----------
                                              465,599           361,479
Loss from operations                         (409,992)         (303,793)
Other income (expense)
Interest                                       (5,449)           12,655
Rentals                                           601               400
                                          -----------       -----------
Loss from continuing operations              (414,840)         (290,738)
Income from operations of business
 segment held for sale                         46,308                 -
                                          -----------       -----------
Net loss                                  $  (368,532)      $  (290,738)
                                          ===========       ===========

Basic and diluted income (loss)
per common share

  Continuing Operations                   $      (.07)      $      (.05)
  Business Segment Held for Sale          $      (.01)      $         -
  Net                                     $      (.06)      $      (.05)
                                          ===========       ===========
Weighted average common shares
 outstanding                                5,688,115         5,341,666
                                          ===========       ===========

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
THREE-MONTH PERIODS ENDED JULY 31, 2001 AND YEAR
ENDED APRIL 30, 2001 (Unaudited)
==========================================================================
                     Shares issued  Common     Additional
                     and out-       Stock par  Paid-in      Accumulated
                     standing       value      Capital      Deficit
                     -------------  ---------  -----------  -------------
Balance, May 1,
 2001                5,354,997      $  5,355    1,599,644   $(1,755,215)
Net loss                                                       (368,532)
Reverse acquisition
 of business
 segment held
 for sale              490,096           490    3,724,510

Settlement of debts    126,139           126      126,085
Common stock issued
 for services          100,000           100       99,900
                     -------------  ---------  -----------  -------------
Balance, July 31,
 2001                6,071,232      $  6,071   $5,550,139   $(2,123,747)
                     =============  =========  ===========  =============



Balance, May 1,
 2000                5,341,666      $  5,342   $1,419,657   $  (430,681)
Net loss                                                     (1,324,534)
Capital contributions                             140,000
Sale of common shares  13,331             13       39,987
                     -------------  ---------  -----------  -------------
Balance, April 30,
2000                 5,354,997      $  5,355   $1,599,644   $(1,755,215)
                     =============  =========  ===========  =============

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
THREE-MONTH PERIODS ENDED JULY 31, 2001 and 2000 (Unaudited)
==========================================================================

                                         2001         2000
                                    -------------  --------------
Operating activities
Net cash used in operating
 activities                         $   (190,997)   $   (265,564)
Investing activities
Purchase of property and equipment             -         (52,149)
Financing activities
Loans extended, related parties          157,000
Cash increase from business segment
 held for sale                             51,211
Debt and accrued interest assumed         234,025
                                    -------------  --------------
                                          442,236              -
Net increase (decrease) in cash and
cash equivalents                          251,239       (317,713)
Cash and cash equivalents, beginning
 of year                                    1,302      1,041,138
Cash and cash equivalents,
 end of year                        $     252,541   $    723,425
                                    =============   =============
Reconciliation of net loss to net
cash used in operating activities

Net loss                            $   (368,532)   $   (290,738)
Non-cash items:
 Depreciation                             10,873
 Common stock issued for services        100,000

Increase in operating (assets)
 liabilities
 Accounts receivable                     (24,939)          4,371
 Accounts payable                        (10,245)         20,803
 Accrued expenses                        101,846
                                    -------------  --------------
Net cash used in operating
 activities                         $   (190,997)  $    (265,564)
                                    =============  ==============
Non-cash financing activity
 Common stock issued for
  settlement of debts               $    126,139
                                    =============
 Common stock issued for net
 assets in reverse acquisition      $  3,725,000
                                    =============

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO INTERIM FINANCIAL STATEMENTS

1.  Acquisition of Legal Access Technologies, Inc.

On June 12, 2001, in a transaction commonly referred to as a reverse acquisition and accounted for as a purchase, Tele-Lawyer, Inc. effectively acquired Dynamic Associates, Inc., which contemporaneously changed its name to Legal Access Technologies, Inc. ("LATI") and Tele-Lawyer became a wholly-owned subsidiary of LATI. In a reverse acquisition, the legal acquirer is treated for financial reporting purposes as the accounting acquiree, and accordingly, these consolidated financial statements are prepared as if Tele-Lawyer, Inc. acquired LATI as of June 12, 2001. As a result, LATI's year-end has now changed from December 31 to April 30, which was Tele-Lawyer's year-end. For historical financial information regarding Dynamic Associates, Inc. and Perspectives Health Management Corporation, please refer to Dynamic's 10KSB filing on April 16, 2001, which is incorporated herein by reference. For historical financial statements of Tele-Lawyer, Inc., please refer to LATI's Form 8K dated August 27, 2001, which is incorporated herein by reference

The agreement called for each of Tele-Lawyer's shareholders to receive one new share of LATI common stock for each common share of Tele-Lawyer held; accordingly, 5,354,997 shares were issued to Tele-Lawyer's shareholders. LATI's shareholders (formerly Dynamic's shareholders) received one new share of LATI common stock for every 153 shares held; accordingly, 490,096 shares were issued to LATI's shareholders. In addition, each holder of an option or warrant to purchase shares of Tele-Lawyer's common stock exchanged the options and warrants for the same rights in LATI.

Management currently intends to discontinue the pre-merger operations of LATI and to liquidate or sell its assets. The principal assets of LATI at the time of the reverse acquisition included certain accounts receivable and several service contracts of its subsidiary. For purposes of these consolidated financial statements, these assets are classified as "net assets of business segment held for sale" and are summarized below. The estimated fair market value of these assets is based on preliminary sale negotiations.

                                        July 31, 2001
                                        -------------
Accounts receivable, net                $   1,677,000
Healthcare contracts                        2,900,000
Other assets, net                              61,000
Accounts payable and accrued
 expenses                                    (438,000)
Estimated cost of disposal                   (400,000)
Net assets of business                  -------------
segment held for sale                       3,800,000

The reverse acquisition also included the assumption of cash and certain liabilities that are not included in the "net assets of business segment held for sale." Cash of approximately $280,000 and a 10% convertible note, plus accrued interest discussed below (see Note 2) are shown separately on the consolidated balance sheet. Furthermore, a liability for approximately $126,000 was assumed in the acquisition and settled at the time of the acquisition through the issuance of LATI's common stock.
Including these items, the total estimated value of the net assets acquired on June 12, 2001 was approximately $3,725,000.

2.  Convertible Notes

At the time of the reverse acquisition, management finalized an agreement with the holders of Dynamic notes in the amount of $8,676,500, to convert the notes into LATI's common stock at the rate of $.15 per share.  On June 12, 2001, $8,473,000 of the notes had been converted,
increasing the number of common stock issued and outstanding by 56,486,667 shares for a total of 74,996,435 shares issued and outstanding. These shares were reduced to 490,096 shares through
a 153 to 1 reverse stock split.   The remaining $203,500 note is
outstanding at July 31, 2001 and bears interest at 10% per annum. Interest accrued on this note at July 31, 2001 was $30,525.

3.  Equity

Common stock. During the most recent three-month period presented, LATI issued 126,139 shares of common stock valued at $1 per share to settle debt obligations. LATI also issued 100,000 shares of common stock valued at $1 per share for services, of which $62,500 was charged to software research and development costs and $37,500 was charged to selling, general, and administrative expense during the most recent three-month period presented.

Stock options. LATI issued options to purchase 100,000 common shares at $3 per share pursuant to its stock option plan. LATI recognized no expense and has reported no pro forma effect of the fair value method on reported results due to immateriality.

4.  Going Concern

If LATI is successful in accomplishing its objectives, management believes, but there is no assurance, that the expansion of the affiliate network of LSOs will result in profitable operations and generate positive cash flows. If unsuccessful, LATI may be unable to continue as a going concern. The financial statements, however, have been prepared assuming LATI will continue as a going concern and reflect no adjustments that might result from the outcome of these uncertainties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Agreement with Tele-Lawyer, Inc.

On June 12, 2001, we consummated an agreement in which we acquired all of the shares of Tele-Lawyer, Inc., a Nevada Corporation, resulting in Tele-Lawyer becoming our wholly owned subsidiary (the "Agreement"). This Agreement called for each of the Tele-Lawyer shareholders to receive one share of our common stock for each share of Tele-Lawyer common stock they held. In addition, each holder of an option or warrant to purchase Tele-Lawyer common stock under its incentive stock option plan was entitled to receive an option to purchase the same number of shares of our common stock under the same terms as provided in their option or warrant agreement. Articles of Exchange to record this transaction were filed with the Nevada Secretary of State on June 12, 2001.

As a consequence of this Agreement, we took the following actions:

1. Reduction in Debt. We converted over 97% of our outstanding note holder debt into common stock. Each of the note holder's, with the exception of one note holder, agreed to convert their debt obligation into common stock at a rate of $0.15 of debt for each share of common stock. This resulted in a remaining note payable of $203,500, plus accrued interest of $30,525 as of July
31, 2001.

2. Reverse Split of Stock. We conducted a reverse split of our common stock prior to consummation of the Agreement at a rate of 1 share of new common stock for every 153 shares of issued stock, effectively reducing our issued and outstanding common stock (before issuance of shares to the Tele-Lawyer shareholders) to approximately 490,096 shares (after adjustments). No fractional shares were issued. Shareholders received one additional share for any fractional share resulting from the reverse split. Shareholders with less than 153 shares were paid the value of their shares based on the closing price for our common stock on April 30, 2001, the record date for the determination of the shareholder's right to vote at the annual meeting. The closing price on that date was $0.01 per share.
We thus reduced our issued and outstanding shares from 74,966,435 to 490,096, or over 99%, prior to consummation of the Agreement.

3. Issuance of Common Stock to Tele-Lawyer Shareholders. We issued Tele-Lawyer shareholders approximately 5,354,997 shares of our common stock in exchange for all their common stock of Tele-
Lawyer. We thus had 5,845,093 shares of common stock issued and outstanding immediately following the acquisition of Tele-
Lawyer, or a reduction of over 92% based on the pre-stock split number of shares.

4. Issuance of options and warrants. Following our shareholder's approval of our new stock option plan. We issued options to purchase 285,000 shares of common stock at $1 per share, options to purchase an additional 441,231 shares of common stock at $3 per share, and warrants to purchase 458,880 shares of common stock at $3 per share.

5. Name Change. We changed our name from Dynamic Associates, Inc. to Legal Access Technologies, Inc. This was done through an amendment to our articles of incorporation, which was approved by our shareholders on June 11, 2001, and filed with the Nevada Secretary of State on June 12, 2001.

Additional Share Issuances

In addition, following the consummation of the Agreement:

1. We agreed on June 13, 2001 to settle our debt obligations to two former officers and directors by issuing them the following number of shares:

                No. Of Shares
                -------------
Grace Sim          45,264
Jan Wallace        80,875

These former officers and directors had each submitted their resignations as our officers and directors on June 12, 2001, and therefore did not participate as board members in our decision to enter into this settlement. In consideration for receiving these shares, these parties agreed to release us from any and all obligation on this past due debt.

2. We declared a stock bonus of 25,000 shares be paid to each of two officers and two key employees for services rendered and for their agreement to defer payment of their salaries during a time when we were having difficulty making payroll. A total of 100,000 shares of common stock were thus approved to be issued to these individuals.

The Current Plan of Operations

Historically, as part of the Tele-Lawyer business, we have been in the business of arranging for the provision of legal advice and information to consumers of legal services through licensed attorneys. We also produce and sell specialized phone conferencing applications to professionals and associations. The specialized phone conference applications are most often in the form of continuing education programs for attorneys called Tele-Seminars.

More recently, we have changed our business focus by concentrating on sales of technology and services to, and the development of strategic partnerships with, various non-profit associations and government agencies in order to create a number of statewide hubs for access to legal services. This process has involved the expansion of our product and service offerings, as well as our geographic coverage.

Over the next 18 months, we plan to set up statewide hubs for access to legal services in all 50 states through strategic partnerships and vendor arrangements with existing legal aid groups, bar associations and state and federal courts ("Legal Services Organizations"). These legal service hubs will feature dual phone and web access as well as multi-level choices of price, service and type of product for consumers of legal services. The vendor and partnership arrangements with Legal Service Organizations will not only provide us with direct income from the sale of our technology and services, these arrangements will provide a network for the marketing and sale to consumers of our unbundled legal products and services within each state.

In addition, we plan to expand the sale of these unbundled products and services through "sweeper team" activities directed at other referral sources within each state (such as libraries, prosecutors, public defenders, affinity groups, law schools, government agencies and law firms), and then once we have established hubs in at least 50% of the states, we will advance to national arrangements for marketing the unbundled legal services and hubs.

Perspectives Health Management Corporation

Over the past two years, because of the down turn in the medical management business created by changes to the Medicare reimbursement rules, prior management had attempted to sell our wholly owned subsidiary, Perspectives Health Management Corporation. Their efforts to sell the Perspectives business were not successful; however, following a recent strong sales effort initiated by current management, we have received a number of letters of interest, one of which we are currently pursuing in the hopes of consummating a sale. It is currently our intent to sell this business and attempt to collect the current long outstanding, past due, accounts receivable. It should be noted, however, that we have not, as yet, reached any definitive agreement for the sale of this business or its assets, and no assurance can therefore be given that the Perspectives business or its assets can or will be sold in the near future or at all.

In the meantime, it is our intent to operate Perspectives until a buyer can be found and/or its assets can be satisfactorily liquidated. To maintain the perceived value of these assets until sold, we continue to:

  1. Seek new hospital contracts to Perspectives' business operations to enhance its value;
  2.  Aggressively collect Perspectives past due receivables; and
  3. Evaluate and eliminate un-profitable hospital contracts, where advisable.

Management Plans

To become profitable, we plan to expand our client/affiliate network of Legal Services Organizations ("LSO") nationwide. An LSO is a legal aid foundation, state bar association, state or federal court or any membership organization that seeks to provide legal services to its members. We generate revenues through an LSO by providing technology solutions directly for the LSO as well as by servicing the clients who enter our network through the LSO. As of the most recent quarter, we service a relatively small number of LSOs. We currently have executed or pending agreements with multiple LSOs in seven states that we believe will have a significant, positive impact on revenues and profitability.

In order to expand our affiliate network of LSOs, we must raise additional capital to support this growth. We anticipate selling some or all of the assets of Perspectives to do this. Management believes that the sale of these assets, plus the recovery of all or a portion of the accounts receivable owed to Perspectives, will provide the majority of the financing needed to expand the affiliate network of LSOs.

If these objectives are accomplished, management believes, but there is no assurance, that the expansion of the affiliate network of LSOs will result in profitable operations and positive cash flows. If unsuccessful, LATI may be unable to continue as a going concern.

Change in the Board of Directors

As a result of the reverse acquisition, Jan Wallace and Grace Sim resigned as our directors and were replaced by Michael Cane and
Elliot Schear. In addition, on June 25, 2001, the new board appointed Russell Roth to fill its remaining vacancy.

Assets

At July 31, 2001, we had cash of $252,541 as compared to $1,302 as of April 30, 2001. The increase was attributable to cash received through the reverse acquisition of Dynamic and its subsidiaries. Through the reverse acquisition, we also acquired net assets with an estimated fair market value of $3,800,000, which are currently held for sale. At July 31, 2001, accounts receivable was $28,654 as compared with $3,715 as of April 30, 2001. The increase reflects our new agreements with Legal Service Organizations, many of which are currently in a development stage. Not included in these accounts receivable are those of Perspectives, which are labelled as "Net assets of business segment held for sale".

Equipment, net of accumulated depreciation was $115,395 as of July 31, 2001 as compared to $126,268 as of April 30, 2001.

Liabilities and Stockholders' Equity

At July 31, 2001, we had accounts payable of $86,738 as compared to $96,983 at April 30, 2001. In addition, we had accrued expenses of $231,364 at July 31, 2001 as compared to $129,518 as of April 30, 2001. The increase in accrued expenses was attributable to accrued salaries of several of our management employees, who had agreed to defer their salaries because of cash shortages. The management employees who agreed to temporarily defer their salaries during this time were the CEO, CFO, VP of Business Development, Director of Technology and Director of Operations. The total accrued salaries at July 31, 2001 were $220,079.

At July 31, 2001, the balance outstanding of convertible notes we owed was $203,500, plus accrued interest of $30,525. This was substantially reduced from the prior year through the conversion program of debt to equity described above. We increased our related party debt from $55,000 on April 30, 2001 to $212,000 on July 31, 2001. This debt consists of a series of un-secured, interest bearing demand loans provided by our CEO. Together with the cash flow generated from Perspectives, these loans were used to fund our operations during the period.

Stockholders' equity was $3,386,155 as of July 31, 2001, as compared to ($150,216) as of April 30, 2001. This increase was largely due to the reverse acquisition and the conversion of the convertible note debt to equity.

Results of Operations

We generated $55,607 in legal support services revenues during the first quarter of this year as compared to $57,686 in the first quarter of the prior year. General and Administrative Expenses were $215,175 in this quarter as compared to $174,630 in the first quarter of 2000, and we incurred $223,496 in software research and development costs in this quarter, as compared to $156,363 in the first quarter of the prior year. We also generated income from the operations of Perspectives (noted as business segment held for sale) of $46,308. As a result, we showed a net loss of $368,532 or $.06 per share in this quarter as compared to a loss of $290,738 or $.05 per share in the first quarter last year.

We continue to make relatively large investments of capital in the development of our software products, focusing on the completion of web-based systems we have recently contracted with Legal
Service Organizations to develop. Following the completion of these systems, we expect revenues to increase.

Liquidity and Capital Resources

Cash Flows. At July 31, 2001, we maintained $252,541 in cash and cash equivalents. At this time and currently, the operations of the Tele-Lawyer business has been in high need of cash to support operations and development obligations of recent contracts. This need has been satisfied to a minimal extent thus far through: (a) unsecured demand loans from our CEO; (b) cash flow from the operations of Perspectives; and (c) the deferral of management's salaries. Subsequent to the balance sheet date, we have been seeking to further satisfy this business liquidity need through: (a) loans from shareholders and unaffiliated parties; (b) aggressive collection of outstanding Perspectives' receivables;
(c) the sale of the Perspectives' business; and (d) sales of our common stock. This has been and will be management's major focus in the short term.

Capital Expenditures. We expect an increase in capital expenditures in order to expand our affiliate network of Legal
Services Organizations. This increase will be necessary to support the technology infrastructure required to host our services.

Forward Looking Statements

The information contained in this section and elsewhere may at times represent management's best estimates of our future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. Our ability to accomplish these objectives, and whether or not it will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward looking assessments of profitability contained in this document to be reasonable; however, we cannot assure investors that any projections or assessments contained in this document, or otherwise made by management, will be realized or achieved at any level.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued a total of 56,580,006 shares of our common stock from January 1, 2001 through June 1, 2001 at a deemed value of $0.15 per share, to our note holders pursuant under an exemption from registration provided by Regulation S of the US Securities Laws in exchange for the conversion of the note holder's debt.

We issued out 5,354,997 shares of our common stock to Tele-Lawyer shareholders in June 2001 as part of our acquisition of Tele-Lawyer, Inc. The shares were issued out under an exemption from registration provided by Rule 506 of Regulation D of the US Securities Laws.

We issued out 126,139 shares of our common stock to our former directors and officers in consideration of the cancellation of our obligation to them for past due salaries. The shares were issued out under a general exemption from registration provided by Section 4(2) of the US Securities Laws.

We issued out 100,000 shares of our common stock to several of our officers and key employees as a bonus. The shares were issued out under a general exemption from registration provided by Section
4(2) of the US Securities Laws.

In addition, we issued options to purchase 100,000 shares of our common stock during this period. These options were issued pursuant to our stock option plan, registered with the Securities and Exchange Commission through a filing of a Form S8 on July 5, 2001. All options are exercisable at a rate of $3 per share, with some option rights not yet vested.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

We are currently in default under an existing unsecured note obligation in the amount of $203,500. Negotiations with the existing note holder ceased in May after the parties had appeared to reach an agreement in settlement of this debt. At this time and over the past several months, management has been unable to obtain a return phone call from the note holder's counsel, despite several attempts.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 11, 2001, we held our annual shareholder's meeting in which our shareholders voted on the following proposals:

1. To acquire Tele-Lawyer, Inc., a Nevada corporation, through a share exchange, wherein we were the surviving entity and Tele-
Lawyer became our wholly owned subsidiary.

2. To allow for the postponement of the shareholder meeting for the solicitation of additional votes, if necessary.

3. To approve the amendment to the articles of incorporation to change our name to "Legal Access Technologies, Inc.".

4. To approve a reverse stock split at a rate of 153 to 1.

5. To ratify a stock option plan approved by the board of directors.

6. To re-elect the members of the board of directors.

ITEM 5.  OTHER INFORMATION

None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

   (a)  Exhibits

   None

    (b) Reports on Form 8-K

   We filed a Form 8K and Form 8K/A on August 13 and August 27, 2001, respectively, with the US Securities and Exchange Commission to announce the acquisition by share exchange of Tele-Lawyer, Inc., the resignation of our former directors and officers, the appointment of their replacements, our name change, the reverse stock split and the conversion of our note debt.

                           SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LEGAL ACCESS TECHNOLOGIES, INC.

Date: September 13, 2001           /s/ MICHAEL A. CANE
                                   -----------------------------
                                   MICHAEL A. CANE
                                   President, Secretary & Director