Form 10QSB
period 2001-10-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2001-12-13
CIK 878146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For  the  quarterly  period  ended  October  31,  2001

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _____________ to ____________

Commission  File  Number:  000-19457

                         LEGAL ACCESS TECHNOLOGIES, INC.
                         -------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                            87-0473323
--------------------------------                  ----------
(State or other jurisdiction of                   (IRS  Employer
incorporation)                                    Identification  No.)

2300 W. Sahara Ave., Suite 500
Las  Vegas,  NV                                   89102
-------------------------------                   -----
(Address of principal executive offices           (Zip  Code)

Issuer's telephone number, including area code  (702) 949-6115

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,071,232 shares of Common Stock as of October 31, 2001.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2001 are not necessarily indicative of the results that can be expected for the year ending April 30, 2002.

The financial statements present the activities of Legal Access Technologies, Inc. and its subsidiaries Tele-Lawyer, Inc. and Perspectives Health Management Corp., with the net assets of Perspectives (other than cash) being shown as a discontinued business segment. All significant inter-company balances and transactions have been eliminated in the consolidation.

The balance sheet at April 30, 2001 was derived from the audited financial statements of Tele-Lawyer, Inc. (see notes to the financial statements, note 1) included in Legal Access Technologies' Form 8K dated August 27, 2001.


LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
OCTOBER 31 AND APRIL 30, 2001

                                                               October 31,
                                                                  2001
                         ASSETS                               (unaudited)   April 30, 2001
                                                              ------------  --------------
Current assets
Cash and cash equivalents                                     $  2,401,971  $      1,302
Accounts receivable, trade                                          33,845         3,715
Accounts receivable of discontinued business segment             1,622,155
                                                              ------------   ------------
                                                                 4,057,971         5,017
Property and equipment, net of accumulated depreciation of
$84,449 and $61,339                                                114,873       126,268
                                                              ------------   ------------
                                                              $  4,172,844  $    131,285
                                                              ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities

Accounts payable                                              $     94,387  $     96,983
Accrued expenses                                                   311,402       129,518
                                                              ------------   ------------
                                                                   405,789       226,501
Long-term liabilities

Convertible notes plus accrued interest                            241,363
Related party debt                                                                55,000
                                                              ------------   ------------
                                                                   241,363        55,000
                                                              ------------   ------------
                                                                   647,152       281,501
                                                              ------------   ------------

Stockholders' equity (deficiency)

Common stock, $0.001 par value, 100,000,000 shares
 authorized, 6,071,232 and 5,354,997 shares issued and
 outstanding                                                         6,071         5,355
Additional paid-in capital                                       6,100,339     1,599,644
Accumulated deficit                                             (2,580,718)   (1,755,215)
                                                              ------------   ------------
                                                                 3,525,692      (150,216)
                                                              ------------   ------------
                                                              $  4,172,844  $    131,285
                                                              ============   ============

See notes to consolidated financial statements



LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED OCTOBER 31, 2001 and 2000 (Unaudited)

                                                         Three               Three                Six               Six
                                                         Months              Months              Months            Months
                                                    October 31, 2001    October 31, 2000    October 31, 2001   October 31, 2000
                                                   ------------------  ------------------  ------------------  -----------------
Legal support services revenues                    $          49,056   $         125,420   $         104,663   $        183,107
                                                   ------------------  ------------------  ------------------  -----------------
Operating costs and expenses
Legal support services                                        27,182              49,061              54,110             79,548
Software research and development costs                      235,086             216,984             458,582            373,347
Selling, general, and administrative                         277,589             212,992             492,764            387,622
                                                   ------------------  ------------------  ------------------  -----------------
                                                             539,857             479,037           1,005,456            840,517
                                                   ------------------  ------------------  ------------------  -----------------
Loss from operations                                        (490,801)           (353,617)           (900,793)          (657,410)
Other income
Interest                                                      33,230               7,492              27,781             20,147
Rentals                                                          600                 800               1,201              1,200
                                                   ------------------  ------------------  ------------------  -----------------
Loss from continuing operations                             (456,971)           (345,325)           (871,811)          (636,063)
Income from operations of discontinued
 business segment                                                                                     46,308
                                                   ------------------  ------------------  ------------------  -----------------

Net loss                                           $        (456,971)  $        (345,325)  $        (825,503)  $       (636,063)
                                                   ==================  ==================  ==================  =================

Basic and diluted income (loss) per common share:

        Continuing operations                      $            (.08)  $            (.07)  $            (.15)  $           (.12)
                                                   ------------------  ------------------                      -----------------
        Discontinued operations                                                                           .01
                                                                                            ------------------

        Net                                        $            (.08)  $            (.07)  $            (.14)  $           (.12)
                                                   ==================  ==================  =================== =================
Weighted average common shares outstanding                 6,071,232           5,341,666           5,852,308          5,341,666
                                                   ==================  ==================  ==================  =================



See notes to consolidated financial statements


LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
SIX MONTHS ENDED OCTOBER 31, 2001  (Unaudited)
=========================================================================================================

                                                  Shares issued    Common      Additional
                                                     and out-      Stock par     Paid-in     Accumulated
                                                     standing        value       Capital       Deficit
                                                  -------------   ----------   -----------  -------------
Balance, May 1, 2001                                  5,354,997   $    5,355   $ 1,599,644  $ (1,755,215)
Net loss                                                                                        (825,503)
Reverse acquisition of business segment
 held for sale                                          490,096          490     4,274,710
Settlement of debts                                     126,139          126       126,085
Common stock issued for services                        100,000          100        99,900
                                                  -------------   ----------   -----------  -------------

Balance, October 31, 2001                             6,071,232   $    6,071   $ 6,100,339  $ (2,580,718)
                                                  =============   ==========   ===========  =============


See notes to consolidated financial statements




LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31, 2001 and 2000 (Unaudited)



                                                                        2001         2000
                                                                     -----------  -----------
Operating activities
Net cash used in operating activities                                $ (553,235)  $ (653,054)
                                                                     -----------  -----------
Investing activities
Purchase of property and equipment                                      (11,715)     (76,557)
                                                                     -----------  -----------
Financing activities
Proceeds from promissory note                                           150,000
Repayment of promissory note                                           (150,000)
Proceeds from loans, related parties                                    257,000
Repayment of loans, related parties                                    (312,000)
Net cash received from disposal
     of discontinued business segment                                 3,001,119
Collections of accounts receivable
     of a discontinued business segment                                  19,500
                                                                     -----------  -----------
                                                                      2,965,619            -
                                                                     -----------  -----------
Net increase (decrease) in cash and cash equivalents                  2,400,669     (729,611)
Cash and cash equivalents, beginning of period                            1,302    1,041,138
                                                                     -----------  -----------
Cash and cash equivalents, end of period                             $2,401,971   $  311,527
                                                                     ===========  ===========


Reconciliation of net loss to net cash used
 in operating activities
Net loss                                                             $ (825,503)  $ (636,063)
Non-cash items:
     Depreciation                                                        23,110       10,000
     Common stock issued for services                                   100,000
Increase in operating (assets) liabilities
    Accounts receivable                                                 (30,130)     (45,629)
    Accounts payable                                                     (2,596)      18,638
    Accrued expenses                                                    181,884
                                                                     -----------  -----------
Net cash used in operating activities                                $ (553,235)  $ (653,054)
                                                                     ===========  ===========

See notes to consolidated financial statements


LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.  Acquisition  of  Legal  Access  Technologies,  Inc.

On June 12, 2001, in a transaction commonly referred to as a reverse acquisition and accounted for as a purchase, Tele-Lawyer, Inc. effectively acquired Dynamic Associates, Inc., which contemporaneously changed its name to Legal Access Technologies, Inc. ("LATI") and Tele-Lawyer became a wholly-owned subsidiary of LATI. In a reverse acquisition, the legal acquirer is treated for financial reporting purposes as the accounting acquiree, and accordingly, these consolidated financial statements are prepared as if Tele-Lawyer, Inc. acquired LATI as of June 12, 2001. The value assigned to the net assets acquired by Tele-Lawyer, Inc. through the reverse acquisition was $4,275,200, and was allocated as follows:


                                    October 31, 2001
                                   ------------------
Cash                               $          92,085
Healthcare contracts (note 2)              2,900,000
Accounts receivable, net (note 2)          1,641,655
Liabilities assumed                         (358,540)
                                   ------------------
                                   $       4,275,200
                                   ==================


2.  Disposal  of  wholly-owned  subsidiary

Effective September 31, 2001, LATI assigned all of the hospital management contracts held by its other subsidiary, Perspectives Health Management Corporation for approximately $2.9 million in cash to Horizon Mental Health Management, Inc. (Horizon). At the same time, LATI entered into a letter agreement for Horizon to handle the collection of Perspectives' $5,886,427 in outstanding receivables. The collection agreement is for 3 years and Horizon will be entitled to 50% of any accounts actually collected during that time. Horizon has further agreed to pay all costs of collection from its portion of the proceeds. As of October 31, 2001, the estimated net realizable value of the remaining accounts receivable balance, after an allowance for estimated doubtful accounts and collection fees, is $1,622,155.

3.  Related  party  loans

During the periods presented, LATI entered into a series of unsecured, interest bearing demand loans provided by LATI's CEO. These loans totaled $55,000 on April 30, 2001, reached a maximum of $212,000 on July 31, 2001 and were paid in full together with interest during the quarter ending October 31, 2001. Total interest paid on these loans was $7,172.

LATI also entered into an unsecured, interest bearing demand loan provided by a shareholder and relative of LATI's CEO. This loan totaled $100,000 and was paid in full together with interest during the quarter ending October 31, 2001. Total interest paid on this loan was $2,953.

4.  Promissory  notes

LATI also entered into two $75,000, secured, interest bearing, promissory notes that were paid in full together with interest during the quarter ending October 31, 2001. One of these two notes was issued to a minority shareholder in the Company. Total interest paid on these notes was $2,866. A penalty of $2,250 related to the two promissory notes was included in accrued interest at October 31, 2001 and was paid subsequent to the end of the quarter. In further consideration for this loan, LATI issued warrants to purchase a total of 20,000 shares of the Company's common stock at an exercise price of $1.50 per share.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS OR PLAN OF OPERATION

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

Through the end of our next fiscal year, we plan to set up statewide hubs for access to legal services through strategic partnerships and vendor arrangements with existing legal aid groups, bar associations and state and federal courts ("Legal Services Organizations"). These legal service hubs will feature dual phone and web access as well as multi-level choices of price, service and type of product for consumers of legal services. The vendor and partnership arrangements with Legal Service Organizations will not only provide us with direct income from the sale of our technology and services, these arrangements will also provide a network for the marketing and sale to consumers of our unbundled legal products and services within each state.

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

We expect to become profitable through the expansion of our client/affiliate network of Legal Services Organizations nationwide. We generate revenues through a Legal Services Organization by providing technology solutions directly for the Legal Services Organization as well as by servicing the clients who are referred to our unbundled products and services by the Legal Services Organization. We currently service a relatively small number of Legal Services Organizations, but have executed or pending agreements with multiple Legal Services Organizations in seven states that we believe will have a significant, positive impact on revenues and profitability.

If these objectives are accomplished, management believes, but there is no assurance, that the expansion of the affiliate network of Legal Services Organizations will result in profitable operations and positive cash flows. Subsequent to October 31, 2001, we have experienced a growth in revenues and expect continued growth through the rest of this fiscal year and throughout next year.

Disposal  of  Perspectives  Health  Management  Corporation

During the most recent period reported, we assigned all of the hospital management contracts held by Perspectives to Horizon and entered into a letter agreement with Horizon to handle the collection of Perspective's outstanding receivables (see notes to consolidated financial statements). Management believes that the sale of these assets, plus the recovery of all or a portion of the accounts receivable owed to Perspectives, will provide the majority of the financing needed to expand the affiliate network of Legal Services Organizations.

Assets

At October 31, 2001, we had cash of $2,401,971 as compared to $1,302 as of April 30, 2001. The increase was attributable to the sale of the assets of Perspectives.

At October 31, 2001, trade accounts receivable was $33,845 as compared with $3,715 as of April 30, 2001. The increase reflects our new agreements with Legal Service Organizations, many of which are currently in a development stage. Not included in these accounts receivable are those of Perspectives, which are labeled as "Accounts receivable of discontinued business segment".

Equipment, net of accumulated depreciation was $114,873 as of October 31,2001 as compared to $126,268 as of April 30, 2001.

Liabilities  and  Stockholders'  Equity

At October 31, 2001, we had accounts payable of $94,387 as compared to $96,983 at April 30, 2001. In addition, we had accrued expenses of $311,402 at October 31, 2001 as compared to $129,518 as of April 30, 2001. The increase in accrued expenses was attributable to accrued salaries of management employees who had agreed to defer their salaries because of cash shortages. The management employees who have not received payment at October 31, 2001 were the CEO and VP of Business Development. The total accrued salaries at October 31, 2001 were $121,250. The increase in accrued expenses was also attributable to $160,000 in accrued brokerage fees related to the sale of the assets of Perspectives.

Prior to the sale of the assets of Perspectives, we borrowed money in order to fund operations. We entered into a series of unsecured, interest bearing demand loans provided by our CEO. We also entered into an unsecured, interest bearing demand loan provided by one of our shareholders. We also entered into two secured, interest bearing, promissory notes which were paid in full together with interest by the end of the most recent quarter.

At October 31, 2001, the balance outstanding of convertible notes we owed was $203,500, plus accrued interest of $35,613. This was substantially reduced from the prior year through a conversion program of debt to equity described in our first quarter 10QSB.

Stockholders' equity was $3,525,692 as of October31, 2001, as compared to ($150,216) as of April 30, 2001. This increase was largely due to the reverse acquisition of Dynamic Associates, the conversion of the convertible note debt to equity and the sale of the assets held in Perspectives.

Results  of  Operations

We generated $49,056 and $104,663 in legal support service revenues during the three and six months ended October 31, 2001. We generated $125,420 and $183,107 during the same three and six months of the prior year. General and Administrative Expenses were $277,589 and $492,764 during the three and six month periods ended October 31, 2001 and $212,992 and $387,622 during the same periods in the prior year. We incurred $235,086 and $458,582 in software research and development costs during the three and six month periods ended October 31, 2001 and $216,984 and $373,347 during the same periods in the prior year. During the six months ended October 31, 2001, we also generated income from the operations of Perspectives (noted as discontinued business segment) of $46,308. As a result, we showed a net loss of $456,971 or $.08 per share in this quarter as compared to a loss of $345,325 or $.07 per share in the second quarter last year, and a net loss of $825,503 or $.14 per share for the six months ended October 31, 2001 and $636,063 or $.12 per share for the six months ended October 31, 2000.

We continue to make relatively large investments of capital in the development of our software products, focusing on the completion of the web-based systems we have recently agreed to develop for certain Legal Service Organizations. Following the completion and implementation of these systems, we expect revenues to increase.

Liquidity  and  Capital  Resources

At  October  31,  2001,  we  maintained $2,401,971 in cash and cash equivalents.
During the six months ended October 31, 2001, we used $553,235 in operating activities and $11,715 in investing activities. We also provided $2,965,619 in financing activities of which $2,759,756 came through the sale of the assets of Perspectives, net of the costs of disposal. We expect cash flows from operations to increase upon the completion and implementation of the systems that are currently under development.

We expect an increase in capital expenditures in order to expand our affiliate network of Legal Services Organizations. This increase will be necessary to support the infrastructure required to host our services and will be funded from current working capital.

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

                           PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None

ITEM  3.          DEFAULT  UPON  SENIOR  SECURITIES

We are currently in default under an existing unsecured note obligation in the amount of $203,500. Management believes that the note holder filed a civil action based on this debt sometime during the last fiscal year, but we have not, as yet, been served. Negotiations with the note holder ceased in May after management believed it had reached an agreement in settlement. At this time and over the past several months, management has been unable to make contact with the note holder's legal counsel, despite several attempts.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

Changes  In  Registrant's  Certifying  Accountant

Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, Las Vegas, Nevada have been retained to audit our financial statements. The change of auditor was approved by majority consent of the board of directors. Piercy, et. al. audited the financial statements for Tele-Lawyer, Inc., the Company's subsidiary. The accountant's report on the financial statements for Legal Access Technologies, Inc. for the past years ended December 31, 2000 and 1999 does not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles with the exception of a standard "going concern" qualification.

The Registrant has contacted its previous auditor, Smith & Company, Certified Public Accountants, and there are no disagreements between the Registrant and Smith & Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their reports for the two most recent fiscal years and the subsequent interim periods preceding their dismissal. Furthermore, the former accountant's reports for the financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty (except with respect to the Registrant's ability to continue as a going concern), audit scope or accounting principles.

The registrant has provided Smith & Company with a copy of the disclosure provided under this caption of this Report, and has advised it to provide the Registrant with a letter addressed to the

Securities and Exchange Commission as to whether it agrees or disagrees with the disclosure made herein. A copy of its response is attached hereto and incorporated herein by this reference.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits

Exhibit  1     Letter  from  Smith  and  Company,  Certified  Public Accountants

     (b)     Reports  on  Form  8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   LEGAL  ACCESS  TECHNOLOGIES,  INC.

                                   /S/ Michael A. CANE
Date:  December  12,  2001         ---------------------------------
                                   MICHAEL  A.  CANE
                                   President, Secretary & Director