Form 10QSB
period 2002-01-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2002-03-18
CIK 878146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  January  31,  2002

[  ]    Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period  from          to

    Commission  File  Number:  000-19457

                         LEGAL ACCESS TECHNOLOGIES, INC.
                         -------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                               87-0473323
------                                               -------------------
(State or other jurisdiction of                      (IRS  Employer
incorporation)                                       Identification  No.)

2300  W.  Sahara  Ave.,  Suite  500
Las  Vegas,  NV                                       89102
---------------                                       -----
(Address  of  principal  executive  offices)          (Zip  Code)

Issuer's  telephone  number,  including  area  code  (702)  949-6115

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,071,232 shares of Common Stock as of January 31, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2002 are not necessarily indicative of the results that can be expected for the year ending April 30, 2002.

The financial statements present the activities of Legal Access Technologies, Inc. ("LATI") and its subsidiaries Tele-Lawyer, Inc. ("Tele-Lawyer") and Perspectives Health Management Corp. ("Perspectives"), with the net assets of Perspectives (other than cash) being shown as a discontinued business segment. All significant inter-company balances and transactions have been eliminated in the consolidation.

The balance sheet at April 30, 2001 was derived from the audited financial statements of Tele-Lawyer, Inc. (see notes to the financial statements, note 1) included in LATI's Form 8K dated August 27, 2001.


LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
JANUARY  31,  2002  AND  APRIL  30,  2001

                                                 January 31, 2002
                         ASSETS                     (unaudited)   April 30, 2001
                                                  --------------  -------------
Current  assets
Cash and cash equivalents                                $2,037,094      $1,302
Accounts receivable, trade                                   32,457       3,715
Accounts receivable of discontinued business
segment                                                   1,355,778
Prepaid expenses and other                                   22,196
                                                        ------------  ----------
                                                          3,447,525       5,017
Property and equipment, net of
accumulated depreciation of $84,449 and $61,339             126,095     126,268
Software License, net                                        26,812
                                                        ------------  ----------
                                                        $ 3,600,432   $ 131,285
                                                        ============  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIENCY)

Current liabilities
Accounts payable                                        $   224,776   $  96,983
Accrued expenses                                            215,818     129,518
                                                        ------------  ----------
                                                            440,594     226,501
Long-term liabilities
Convertible notes plus accrued interest                     244,200
Related party debt                                                       55,000
                                                        ------------  ----------
                                                            244,200      55,000
                                                        ------------  ----------

                                                            684,794     281,501
                                                        ------------  ----------

Stockholders' equity (deficiency)
Common stock, $0.001 par value, 100,000,000 shares
authorized, 6,071,232 and 5,354,997 shares issued and
outstanding                                                   6,071       5,355
Additional paid-in capital                                6,031,614   1,599,644
Accumulated deficit                                      (3,122,047) (1,755,215)
                                                        ------------  ----------
                                                          2,915,638    (150,216)
                                                        ------------  ----------
                                                        $ 3,600,432   $ 131,285
                                                        ============  ==========
See notes to consolidated financial statements


LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
THREE  AND  NINE  MONTHS  ENDED  JANUARY  31,  2002  and  2001  (Unaudited)

                                                            Three       Three        Nine         Nine
                                                            Months      Months       Months       Months
                                                          January 31, January 31, January 31,  January 31,
                                                             2002        2001         2002         2001
                                                         -----------  -----------  ------------ ----------
Legal support services revenues                            $238,549     $206,785      $343,212    $389,892
                                                         -----------  -----------  ------------ ----------
Operating costs and expenses
Legal support services                                      122,818       89,305       176,928     168,852
Software research and development costs                     319,502      185,704       778,084     559,052
Selling, general, and administrative                        294,275      192,009       787,039     579,631
                                                         -----------  -----------  ------------ ----------
                                                            736,595      467,018     1,742,051   1,307,535
                                                         -----------  -----------  ------------ ----------
Loss from operations                                       (498,046)    (260,233)   (1,398,839)   (917,643)

Other income
Interest                                                      5,417        1,549       (16,102)      21,697
Rentals                                                         600          400         1,801        1,600
                                                         -----------  -----------  ------------  ----------
Loss from continuing operations                            (492,029)    (258,284)   (1,413,140)   (894,346)
Income from operations of discontinued business segment                                 46,308
                                                         -----------  -----------  ------------  ----------
Net loss                                                 $ (492,029)  $ (258,284)  $(1,366,832)  $(894,346)
                                                         ===========  ===========  ============  ==========
Basic and diluted income (loss) per common share:
        Continuing operations                            $     (.08)  $     (.05)  $      (.24)  $    (.17)
                                                         -----------  -----------                ----------
        Discontinued operations                                                            .01
                                                                                    -----------
Net                                                      $     (.08)  $     (.05)  $      (.23)  $    (.17)
                                                         ===========  ===========  ============  ==========
Weighted average common shares outstanding                6,071,232    5,341,666     5,917,985    5,341,666
                                                         ===========  ===========  ============  ==========


See notes to consolidated financial statements


LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIENCY)
NINE  MONTHS  ENDED  JANUARY  31,  2002  (Unaudited)
================================================================================




                                                     Shares issued  Common    Additional
                                                       and  out-   Stock par  Paid-in     Accumulated
                                                       standing     value     Capital      Deficit
                                                       -----------  --------- ---------   -------------
Balance, May 1, 2001                                    5,354,997   $5,355    $1,599,644  $(1,755,215)
Net loss                                                                                   (1,366,832)
Reverse acquisition of business segment held for sale     490,096      490   4,205,985
Settlement of debts                                       126,139      126     126,085
Common stock issued for services                          100,000      100      99,900

Balance, January 31, 2002                               6,071,232   $6,071  $6,031,614    $(3,122,047)
                                                       ===========  ======  ==========    ============


See notes to consolidated financial statements




LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
NINE  MONTHS  ENDED  JANUARY  31,  2002  and  2001  (Unaudited)


                                                                         2002         2001
                                                                     ------------  -----------
Operating activities
Net cash used in operating activities                                $(1,076,413)  $ (872,847)
                                                                     ------------  -----------
Investing activities
Purchase of software license                                             (26,812)
Purchase of property and equipment                                       (35,359)     (73,639)
                                                                     ------------  -----------
                                                                         (62,171)     (73,639)
                                                                     ------------  -----------
Financing activities
Proceeds from promissory note                                            150,000
Repayment of promissory note                                            (150,000)
Proceeds from loans, related parties                                     257,000
Repayment of loans, related parties                                     (312,000)
Capital Contribution                                                                   75,000
Net cash received from disposal
     of discontinued business segment                                  2,935,231
Collections of accounts receivable
     of a discontinued business segment                                  294,145
                                                                     ------------  -----------
                                                                       3,174,376       75,000
                                                                     ------------  -----------
Net increase (decrease) in cash and cash equivalents                   2,035,792     (871,486)
Cash and cash equivalents, beginning of period                             1,302    1,041,138
                                                                     ------------  -----------
Cash and cash equivalents, end of period                             $ 2,037,094   $  169,652
                                                                     ============  ===========

Reconciliation of net loss to net cash used in operating activities
Net loss                                                             $(1,366,832)  $ (894,377)
Non-cash items:
    Depreciation                                                          35,532      (10,000)
    Common stock issued for services                                     100,000
Increase in operating (assets) liabilities
    Accounts receivable                                                  (37,010)      (5,629)
    Prepaid expenses and other                                           (22,196)
    Accounts payable                                                     127,793       37,159
    Accrued expenses                                                      86,300
                                                                     ------------  -----------
Net cash used in operating activities                                $(1,076,413)  $ (872,847)
                                                                     ============  ===========
See notes to consolidated financial statements

LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

1.  Acquisition  of  Legal  Access  Technologies,  Inc.

On June 12, 2001, in a transaction commonly referred to as a reverse acquisition and accounted for as a purchase, Tele-Lawyer, Inc. effectively acquired Dynamic Associates, Inc., which contemporaneously changed its name to Legal Access Technologies, Inc. ("LATI") and Tele-Lawyer became a wholly-owned subsidiary of LATI. In a reverse acquisition, the legal acquirer is treated for financial reporting purposes as the accounting acquiree, and accordingly, these consolidated financial statements are prepared as if Tele-Lawyer, Inc. acquired LATI as of June 12, 2001. Management originally estimated the value of the net assets acquired in the reverse acquisition to be approximately $4,275,000. Subsequent settlement adjustments that reflected circumstances existing at the time of the reverse acquisition have reduced the estimate to $4,206,475 as of January 31, 2002. Paid-in capital has been reduced by a like amount.


2.  Disposal  of  assets  of  wholly-owned  subsidiary

Effective October 1, 2001, LATI assigned all of the hospital management contracts held by its other subsidiary, Perspectives Health Management Corporation for approximately $2.9 million in cash to Horizon Mental Health Management, Inc. (Horizon). At the same time, LATI entered into a letter agreement for Horizon to handle the collection of Perspectives' outstanding receivables. The collection agreement is for 3 years and Horizon will be entitled to 50% of any accounts actually collected during that time. Horizon has further agreed to pay all costs of collection from its portion of the proceeds. The Accounts receivable of the discontinued business segment was valued at the time of the reverse acquisition. The valuation considered an adjustment for estimated doubtful accounts and collection fees.

ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The  Current  Plan  of  Operations

Historically, as part of the Tele-Lawyer business, we have been in the business of arranging for the provision of legal advice and information to consumers of legal services through licensed attorneys. We also produce and sell specialized phone conferencing applications to professionals and associations. The specialized phone conference applications are most often in the form of continuing education programs for attorneys called "Tele-Seminars".

More recently, we changed our business focus by concentrating on sales of technology and services to, and the development of strategic partnerships with, various non-profit associations and government agencies in order to create a number of statewide hubs for access to legal services. This process has involved the expansion of our product and service offerings, as well as our geographic coverage.

During this and our next fiscal year, we plan to set up these statewide hubs in all 50 states through strategic partnerships and vendor arrangements with existing legal aid groups, bar associations and state and federal courts ("Legal Service Organizations"). These legal service hubs will feature dual phone and web access as well as several choices of price, service and type of product for consumers of legal services. The vendor and partnership arrangements with Legal Service Organizations will not only provide us with direct income from the sale of our technology and services, these arrangements will provide a network for the marketing and sale to consumers of our unbundled legal products and services within each state.

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

We expect to become profitable through the expansion of our client/affiliate network of Legal Service Organizations nationwide. We generate revenues through a Legal Service Organization by providing them with technology solutions as well as by providing unbundled products and services to persons they refer to us. We currently service a relatively small number of Legal Services Organizations, but have executed or pending agreements with multiple Organizations that management believes will have a significant, positive impact on revenues and profitability.

If these objectives are accomplished, management believes, but there is no assurance, that the expansion of the affiliate network of Legal Service Organizations will result in profitable operations and positive cash flows.

Subsequent to the most recent period presented, we launched our case management and phone services in Florida with Central Florida Legal Services. This was our first integrated launch of these web based systems and we saw this event and the subsequent evaluation of the systems as a key step in the expansion of our services and implementation of our business plan. The initial two weeks following the launch was marred with difficulties, not unexpected. Many of these problems, however, have been solved and management continues to work toward the stabilization of the integrated systems.

We are also currently in development anticipating a beta launch of our systems in Maryland sometime in the fourth quarter. We have also executed or pending agreements with multiple Legal Services Organizations in Washington, Nevada, Ohio, Illinois and Tennessee to do the same.

In general, the development and implementation period of for our web based case management and phone products and services has taken longer than we had expected. However, we expect that this time period will shorten with regard to any future launch as our products become more standardized.

Technology  Development

Subsequent to the most recent period presented, we entered into a long-term agreement with the provider of our call center technology. Utilizing this technology, we eliminate the need for our clients to purchase a variety of expensive, on-premises devices such as, Automatic Call Distributors (ACDs), Interactive Voice Response systems (IVRs), voice mail systems, fax servers, call recorders and computer telephony integration (CTI) middleware. The technology manages all communications over a dedicated, private network. Telephone calls, e-mail, fax, chat requests, and call-back requests are all handled by the universal communications manager, in a universal queue on the network, and tracked in the skills-based ACD system. Contacts are sent to the most appropriate agent wherever they are located. In addition, call center managers have the flexibility to send calls to agents within the same contact center, to link multi-site contact centers, and/or provide agents with a true work-at-home solution without requiring an ISDN connection or IP phones. This new agreement also secures our ability to provide these services to our clients at significantly reduced rates.

We have also entered into negotiations with a leading provider of technology that enables law firms to file documents directly to a court via the Internet and to send and receive electronically serviced documents. We believe that this technology will enhance our position as a leading provider of electronic solutions to the legal profession.

Management continues to investigate, review and discuss opportunities to acquire or partner in technology development and deployment that enhance the delivery of legal services and support the operation of Legal Service Organizations.

Disposal  of  Perspectives  Health  Management  Corporation

Effective October 1, 2001, we assigned all of the hospital management contracts held by Perspectives to Horizon and entered into a letter agreement with Horizon to manage the collection of Perspective's outstanding receivables (see notes to consolidated financial statements). Management believes that the sale of these assets, plus the recovery of all or a portion of the accounts receivable owed to Perspectives, will provide the majority of the financing needed to expand the affiliate network of Legal Services Organizations as planned.

Assets

At January 31, 2002, we had cash of $2,037,094 as compared to $1,302 as of April 30, 2001. The increase was attributable to the sale of the assets of Perspectives.

At January 31, 2002, trade accounts receivable was $32,457 as compared with $3,715 as of April

30, 2001. The increase reflects our new agreements with Legal Service Organizations. Not included in these accounts receivable are those of Perspectives, which are labeled as "Accounts receivable, discontinued business segment".

Equipment purchased totaled approximately $35,000 and equipment, net of accumulated depreciation was $126,095 as of January 31, 2002 as compared to $126,268 as of April 30, 2001. We also purchased a five-year software license in the amount of $26,812 as part of our ongoing investment in technologies that enhance the delivery of legal services.

Liabilities  and  Stockholders'  Equity

At January 31, 2002, we had accounts payable of $224,776 as compared to $96,983 at April 30, 2001. In addition, we had accrued expenses of $215,818 at January 31, 2002 as compared to $129,518 as of April 30, 2001. The increase in accounts payable was attributable to an increase in our software research and development. Accrued expenses include $160,000 of brokerage fees related to the sale of the assets of Perspectives.

At January 31, 2002, the balance outstanding of convertible notes we owed was $203,500, plus accrued interest of $40,700, due in 2006.

Stockholders' equity (deficiency) was $2,915,638 as of January 31, 2002, as compared to ($150,216) as of April 30, 2001. This increase was largely due to the reverse acquisition of Dynamic Associates.

Results  of  Operations

The increase in the net loss during the three and nine months ended January 31, 2002 over 2001 was caused by an increase in software research and development costs and selling, general and administrative expenses related to the development of technology for Legal Service Organizations. We generated $238,549 and $343,212 in legal support service revenues during the three and nine months ended January 31, 2002. We generated $206,785 and $389,892 during the same three and nine months of the prior year. General and Administrative Expenses were $294,275 and $787,039 during the three and nine month periods ended January 31, 2002 and $192,009 and $579,631 during the same periods in the prior year. We incurred $319,502 and $778,084 in software research and development costs during the three and nine month periods ended January 31, 2002 and $185,704 and $559,052 during the same periods in the prior year. During the nine months ended January 31, 2002, we also generated income from the operations of Perspectives (noted as discontinued business segment) of $46,308. As a result, we showed a net loss of $492,029 or $.08 per share in this quarter as compared to a loss of $258,284 or $.05 per share in the third quarter last year, and a net loss of $1,366,832 or $.23 per share for the nine months ended January 31, 2002 and $894,346 or $.17 per share for the nine months ended January 31, 2001.

We continue to make relatively large investments in the development of our software products, focusing on the completion of the web-based systems for Legal Service Organizations. Following the completion and implementation of these systems, we expect revenues to increase.

Liquidity  and  Capital  Resources

At January 31, 2002, we maintained $2,037,094 in cash and cash equivalents. During the nine months ended January 31, 2002, we used $1,076,413 in operating activities and $62,171 in investing activities. Our financing activities provided $3,174,376 in cash flows of which $2,935,231 relates primarily to the sale of the assets of Perspectives, net of the costs of disposal. We expect cash flows from operations to increase upon the completion and implementation of the systems that are currently under development.

We expect continued negative cash flow from our operating activities and to make additional capital expenditures in order to expand our affiliate network of Legal Services Organizations. The cash requirements will be funded from current working capital.

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

                           PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

None

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None

ITEM  3.          DEFAULT  UPON  SENIOR  SECURITIES

We currently have an unsecured note obligation in the amount of $203,500. During a prior period management was concerned that we might be in default under this obligation; however, after further review of the actual note instrument, management believes that no such default has occurred. In addition, it is management's current position that an oral agreement was reached with a representative of the note holder in complete settlement of this note. In this regard, management has brought an action with the District Court of Clark County in the State of Nevada for a declaratory judgment that said note is current and not in default, and for the enforcement of the oral settlement agreement. The suit also seeks other remedies and determinations in the alternative of this result. Management has made numerous further efforts to settle this obligation, but is currently unable to obtain a return phone call or correspondence from the note holder's representative.

ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits:  None

     (b)     Reports  on  Form  8-K

     On October 9, 2001 we filed Form 8-K to report the "Asset Purchase Agreement" with Horizon Mental Health Management, Inc. in which we assigned to Horizon all of our rights to the hospital management contracts held by our wholly owned subsidiary, Perspectives Health Management Corporation on October 5, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LEGAL  ACCESS  TECHNOLOGIES,  INC.



Date:  March  15,  2002            /s/ MICHAEL  A.  CANE
                                   _______________________
                                   MICHAEL  A.  CANE
                                   Chief  Executive  Officer
                                   President, Secretary & Director



                                   /s/ STEVEN D. FELLOWS
                                   _______________________
                                   STEVEN D. FELLOWS
                                   Chief  Financial  Officer  &
                                   Principal  Accounting  Officer