Form 10QSB/A
period 2001-10-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2002-04-01
CIK 878146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  October  31,  2001

[  ]    Transition  Report  pursuant  to 13 or 15(d) of the Securities Exchange
        Act  of  1934

        For  the  transition  period  from          to

Commission  File  Number:  000-19457

                         LEGAL ACCESS TECHNOLOGIES, INC.
                         -------------------------------
        (Exact name of Small Business Issuer as specified in its charter)


Nevada                                                87-0473323
------                                                ----------
(State  or  other  jurisdiction  of                   (IRS  Employer
incorporation)                                        Identification  No.)

2300  W.  Sahara  Ave.,  Suite  500
Las  Vegas,  NV                                       89102
---------------                                       -----
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

BASIS  OF  AMENDMENT

The following amends Part II, Items 5 & 6 of our Form 10-QSB filing for the six month period ended October 31, 2001, but does not effect any other disclosures contained therein.

                           PART II - OTHER INFORMATION

ITEM  5.     OTHER  INFORMATION

Changes  In  Registrant's  Certifying  Accountant

Piercy, Bowler, Taylor & Kern, Certified Public Accountants and Business Advisors, Las Vegas, Nevada have been retained to audit our financial statements. The change of auditor was approved by majority consent of the board of directors. Piercy, et. al. audited the financial statements for Tele-Lawyer, Inc., the Company's subsidiary. The accountant's report on the financial statements for Legal Access Technologies, Inc. for the past years ended December 31, 2000 and 1999 does not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles with the exception of a standard "going concern" qualification. During the two most recent fiscal years and any subsequent interim period, Registrant did not contact or consult with Piercy, et. al. regarding any of the matters described in Item 304 (a)(2)(i) or (ii) of Regulation S-K.

Smith & Company, our former accountants, were dismissed on December 7, 2001. Registrant has contacted Smith & Company, and there are no disagreements between Registrant and Smith & Company, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which would cause them to make reference to the subject matter of a disagreement in connection with their reports for the two most recent fiscal years and the subsequent interim periods preceding their dismissal. Furthermore, the former accountant's reports for the financial statements for either of the past two years did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty (except with respect to the Registrant's ability to continue as a going concern), audit scope or accounting principles.

Registrant has provided Smith & Company with a copy of the disclosure provided under this caption of this Report, and has advised it to provide the Registrant with a letter addressed to the Securities and Exchange Commission as to whether it agrees or disagrees with the disclosure made herein. A copy of its response is attached hereto and incorporated herein by this reference.

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits

     Exhibit  16     Letter from Smith and Company, Certified Public Accountants

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LEGAL  ACCESS  TECHNOLOGIES,  INC.




Date:  April 1,  2002            /s/ MICHAEL  A.  CANE
                                   _______________________
                                   MICHAEL  A.  CANE
                                   Chief  Executive  Officer
                                   President,  Secretary  &  Director



                                   /s/ STEVEN  D.  FELLOWS
                                   _______________________
                                   STEVEN  D.  FELLOWS
                                   Chief  Financial  Officer  &
                                   Principal  Accounting  Officer