Form 10KSB
period 2002-04-30
LEGAL ACCESS TECHNOLOGIES INC
filed 2002-07-22
CIK 878146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For  the  fiscal  year  ended  APRIL  30,  2002
                                       ----------------

[   ]   TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE  ACT  OF  1934
        For  the  transition  period  from  _________  to  ____________

Commission  File  Number:  000-19457

                         LEGAL ACCESS TECHNOLOGIES, INC.
                         -------------------------------
                  (Name of small business issuer in its charter)

NEVADA                                        87-0473323
------                                        ----------
(State  or  other  jurisdiction  of           (I.R.S.  Employer
incorporation  or  organization)              Identification  No.)

2300  W.  SAHARA  AVE.,  SUITE  500
LAS  VEGAS,  NV                               89102
---------------                               -----
(Address of principal executive offices)      (Zip  Code)

Issuer's  telephone  number,  including  area  code  (702)  949-6115

Securities  registered  pursuant  to  Section  12(b)  of  the  Act:  NONE

Securities registered pursuant to Section 12 (g) of the Act: 100,000,000 SHARES OF COMMON STOCK

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB.  [   ]

Revenues  for  the  most  recent  fiscal  year  were  $655,508.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of May 31, 2002 is $5,439,919.

The number of shares of the issuer's Common Stock outstanding as of May 31, 2002 was 6,071,232.

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

                                     PART I

ITEM  1          BUSINESS

We are in the business of selling technology and services to legal aid organizations, state and local bar associations, federal, state and local courts, and government agencies. As part of these sales we enter into strategic partnerships with these organizations in order to create statewide consumer hubs for access to legal services and a virtual law office environment for attorneys. Our plan is to secure a central position in the rapidly expanding market for delivery of unbundled legal services to consumers, as well as the large and growing market for legal support technology and services.

CORPORATE  HISTORY  AND  OVERVIEW  OF  THIS  YEARS  KEY  EVENTS

We were incorporated in the state of Nevada on July 20, 1989. Through 1995, we were a development stage company until we acquired Genesis Health Management Corporation ("Genesis") and Geriatric Care Centers of America ("GCCA"), two companies involved in the health care management business, specializing in geriatric and psychiatric care. In 1999, we consolidated these two companies into a third Nevada corporation, Perspectives Health Management Corp., under which we continued to operate these businesses until we sold our hospital contracts to Horizon Mental Health Management, Inc. (Horizon) effective September 31, 2001.

On June 12, 2001, in a transaction commonly referred to as a reverse acquisition and accounted for as a purchase, Tele-Lawyer, Inc. effectively acquired us. In the process, we changed our name from Dynamic Associates, Inc. to Legal Access Technologies, Inc. ("LATI") and Tele-Lawyer became a wholly-owned subsidiary of LATI. In a reverse acquisition, the legal acquirer is treated for financial reporting purposes as the accounting acquiree. Consequently, our financial statements are prepared as if Tele-Lawyer acquired LATI as of June 12, 2001, rather than the opposite, which actually occurred for state corporate law purposes.

As a result, our year-end changed from December 31 to April 30, which was Tele-Lawyer's year-end. For historical financial information regarding Dynamic Associates and Perspectives, please refer to Dynamic's 10KSB filing on April 16, 2001, which is incorporated herein by reference.

As a consequence of the reverse acquisition agreement, we took the following actions as of June 12, 2001:

1. REDUCTION IN DEBT. We converted over 97% of our outstanding note holder debt into common stock. Each of the note holders, with the exception of one note holder, agreed to convert their debt obligation into common stock at a rate of $0.15 of debt for each share of common stock. This resulted in a remaining note payable of $203,500, plus accrued interest of $30,525 as of July 31, 2001.

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

3. ISSUANCE OF COMMON STOCK TO TELE-LAWYER SHAREHOLDERS. We issued Tele-Lawyer shareholders approximately 5,354,997 shares of our common stock in exchange for all their Tele-Lawyer common stock. We thus had 5,845,093 shares of common stock issued and outstanding immediately following the reverse acquisition, or a reduction of over 92% based on the number of shares outstanding pre-stock split.

4. ISSUANCE OF OPTIONS AND WARRANTS. Following shareholder's approval of our new stock option plan, we issued options to purchase 285,000 shares of common stock at $1 per share, options to purchase an additional 441,231 shares of common stock at $3 per share, and warrants to purchase 458,880 shares of common stock at $3 per share.

5. NAME CHANGE. We changed our name from Dynamic Associates, Inc. to Legal Access Technologies, Inc. This was done through an amendment to our articles of incorporation, which was approved by our shareholders on June 11, 2001, and filed with the Nevada Secretary of State on June 12, 2001.

In  addition,  following  the consummation of the reverse acquisition agreement:

1. We developed a plan for the disposition of the assets of Perspectives as a means of financing our business activities. The plan was accomplished effective September 31, 2001, when we assigned all of our hospital management contracts for $2.9 million in cash to Horizon Mental Health Management, Inc. At the same time, we entered into a letter agreement with Horizon's parent corporation to handle the collection of our $5,886,427 in outstanding receivables in exchange for 50% of any accounts actually collected during the 3-year term of the agreement. Horizon has further agreed to pay all costs of collection from its portion of the proceeds. As of April 30, 2002, the estimated net realizable value of the remaining accounts receivable balance, after an allowance for estimated doubtful accounts and collection fees is $1,205,225.

Following this sale, most of Perspective's employees were hired by Horizon, and we terminated any that were not. In addition, we took steps to close all of Perspective's remaining operations and to sell or distribute all of its assets, with the exception of the accounts receivable which remain subject to the collection agreement with Horizon.

2. We agreed on June 13, 2001 to settle our debt obligations to two former officers and directors by issuing them the following number of shares:

                         No.  Of  Shares
                         ---------------
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

3. We declared a stock bonus of 25,000 shares be paid to each of two officers and two key employees for services rendered and for their agreement to defer payment of their salaries during a time when we were having difficulty making payroll. A total of 100,000 shares of common stock were thus issued to these individuals.

Our executive offices are located at 2300 West Sahara Ave., Suite 500, Las Vegas, Nevada 89102. Our telephone number is (702) 949-6115 and our fax number is (702) 312-6249. Michael Cane is our current CEO, President and a director, Steven Fellows is our current CFO and Treasurer, Elliot Schear is our current Vice President of Business Development and a director, and David Tussey is the current CTO.

DESCRIPTION  OF  BUSINESS

We sell technology and services to legal service organizations such as legal aids, state and local bar associations, federal, state and local courts, and government agencies and in the process enter into strategic partnerships with these organizations for the creation of statewide consumer hubs and a virtual law office environment for attorneys. We group our product and service offerings into four interrelated and interdependent legal service arenas:


1.     Legal  Services  Network  ("LSN")  ~  serving  legal  aid  organizations
2. Virtual Law Office ("VLO") ~ serving bar associations and their member attorneys
3. Court Services Network ("CSN") ~ serving the courts and administrative agencies
4.     Internet  Law  Center  ("ILC")  ~  serving  consumers

Specifically, our  sales  process  breaks  down  as  follows:

1. LEGAL SERVICES NETWORK - LEGAL AIDS. We offer legal aid organizations access to a web-based case management and phone system that enables them to more efficiently and cost effectively operate. Because the phone and case management systems are both web-based, they can be integrated and allow for seamless, efficient operations from multiple locations. Due to funding limitations and new re-structuring requirements, many of the legal aid organizations in the United States are currently searching for ways to reduce costs while increasing services. In brief, this means providing phone services and networking multiple offices around a state. Our case management and phone systems allow legal aids the ability to meet these goals with a minimum of interruption to their existing programs and a minimum of up-front costs, creating a more efficient operation in the process. These systems also integrate into our web-based, unbundled services (see discussion of the ILC below), which enhance the services offered by such groups to their clients, as well as providing them with an additional funding source derived from any referral they make to these income-generating services. Our income is generated from the sale and continued use of the case management system and phone services, as well as sales to non-qualified (over-income) consumers looking for law related services through the ILC. Legal aids receive a portion of any income generated from sales to over-income customers they refer to us.

2.  VIRTUAL  LAW OFFICE - BAR ASSOCIATIONS AND ATTORNEYS.  We offer a web portal of various services that support the operation of a law office and integrate into a bar association's existing website (or we create and host a site for the bar). The bar then markets these website services to its members on a subscription or pay-per-use basis. There are five general types of Virtual Law Office services provided in this manner:

1. Bar services, featuring virtual continuing education programs, chat and a bar calendar;

2. A web-based case management system, featuring contact management, document assembly, file access and storage, calendaring and time and billing;

3.     Operation  enhancement,  featuring  the ILC services (see graphic below);

4. Office support, featuring investigation, conferencing, mailroom and career services; and

5.     Revenue  opportunities  for  attorneys,  featuring  client  referrals.

Our income is generated from the subscription and use fees generated from sales to attorneys, which are shared with the sponsoring bar association. Additional fees are anticipated through consumer referrals to the ILC.

There are approximately 500 state and local bar associations in the United States with a total reported membership of 996,564.

3. COURT SERVICES NETWORK - COURTS AND ADMINISTRATIVE AGENCIES. We offer federal, state and local courts, as well as administrative agencies, an integrated web-based case management, docketing and electronic filing system, and then add these functions to our Virtual Law Office and Internet Law Center for attorneys and consumers to use. This offers courts and government agencies a more efficient, cost effective way to manage and accept case filings. There are 94 federal courts and over 16,300 state and municipal trial courts processing more than 92 million cases annually, and thousands of administrative agencies in the United States. We offer case management as either a stand-alone product or as part of our complete court technology solution. Our income is generated from the sale of the technology, paid by the courts, as well as the use and subscription fees paid by attorneys and consumers for e-filing. We also anticipate revenues from referrals of consumers to our Internet Law Center.

Our new systems, due for release in the fall of 2002, are anticipated to provide all of the necessary systems required by courts, administrative agencies and their users. We are currently negotiating the acquisition of certain existing court technologies that we hope will provide us with valuable and complimentary technology, as well as experienced personnel and an impressive court client list. The completion and ultimate terms resulting from these on-going negotiations is still uncertain at this time.

4. INTERNET LAW CENTER - CONSUMERS. We have created a series of integrated, on-line and over-the-phone unbundled legal products and services that can be offered to consumers in support of their in pro se efforts to handle their own legal matters. Each service is offered through both a phone and web interface and at various levels of support and cost. Generally, the more support needed, the higher the cost, and the lower the support, the lower the cost. These services are sold by and integrated with the systems and services provided to legal aids, bar associations and the courts described above. In general, when appropriate, we (or a referral source) redirect the non-qualified client flows going into these and related organizations to our unbundled services and then share the income generated with the source of the referral.

Most middle-income consumers do not qualify for free legal assistance from non-profit legal agencies, yet the cost of the traditional "full service" legal model is often far greater than such consumers can bear. Thus, many people with issues amenable to legal solutions do not engage professional assistance. The ILC suite of unbundled legal services is designed for these consumers. As outlined previously, sales of technology to legal service organizations (legal aids, bars and courts) using our LSN, VLO and CSN systems generate consumer leads that are referred to our ILC.

A typical legal aid is unable to service as many as 80% of the people who contact it for legal assistance because the contact does not qualify for their services. Similarly, a typical bar association is unable to refer even a greater percentage of inquiring consumers to full service attorney members because of the reasons stated above, and courts and administrative agencies are not allowed to provide any legal assistance to the many people who seek it from them daily. The ILC contains a series of integrated, on-line and over-the-phone unbundled legal products and services that can be offered to the consumers that cannot be helped by these organizations. The ILC offers the following unbundled legal services and products to consumers:

-     Legal  advice
-     Legal  forms
-     Form  preparation
-     Filing  services
-     Case  matching
-     Referrals
-     Mediation  services
-     Legal  books  and  information

Our primary ILC product is our award-winning telephone legal advice service, which has been offered for over 12 years. For legal advice over the phone, we charge $3.00 per minute to speak to an attorney. The Contact Center system automatically routes callers to the most-qualified, available attorney who is able to handle a need in the caller's geographic area.

The ILC products overall have an average price of approximately $43 and cost approximately $26 to deliver and produce (cost is primarily comprised of operator and attorney time, commissions paid to the referring legal service organization and technology costs for hosting and maintenance).

PRODUCTS  AND  SERVICES

The following is a description of our existing and proposed products and services, categorized into our four legal service arenas.

1. LEGAL SERVICES NETWORK - CONTACT CENTER AND CASE MANAGEMENT TECHNOLOGY AND SERVICES FOR LEGAL AIDS

We offer an automated, web-based Contact Center and Case Management System to legal aid organizations that can route and manage calls, qualify low-income clients for service, manage the information necessary to assist and track those clients with their legal problems, and generate reports for internal use, as well as for funders.

 --  CONTACT  CENTER

Legal aid organizations typically operate like mini call centers, needing to identify, answer, qualify, route and track calls and client information quickly and efficiently. However, due to capital constraints, these organizations cannot afford to purchase and maintain the equipment necessary to implement a modern contact center. We provide them with a web-based, rapidly deployable and cost effective system to do just this. Users can access the technology using only a telephone line and Internet connection, eliminating the challenges of purchasing and maintaining contact center hardware, software and middleware. This also enables attorneys and other agents to operate the system from remote locations, rather than being required to work at the site where the system server is located.

Our Contact Center solution offers the following cutting-edge web-based technology:

-     Automatic  Call  Distribution  (ACD)
-     Interactive  Voice  Response  (IVR)
-     Computer  Telephony  Integration  (CTI)
-     Call  logging  and  recording
-     Auto  attendant  and  automated  menus
-     Automated  fax  and  e-mail  response
-     Call  monitoring  capability
-     Full  voice  mail  functions

We bill legal aids based on their per-minute usage, so technology they otherwise could not acquire becomes affordable. In addition, the system is easy to set up, easy to learn, and customizable, making access to this level of technology relatively simple.

Our contact center product is based on software developed by MyACD, Inc. We have entered into an exclusive, perpetual agreement with MyACD in which it provides the continuing management of the equipment and software needed to offer our services to legal service organizations, and we provide the hardware and customer services necessary to implement customize and support the product.

CASE  MANAGEMENT  SYSTEM

We have designed and developed proprietary, web-based case management software. The current version of our case management software (CMS Version 4) contains all of the intake, case management, time keeping and reporting functionality necessary to support the everyday operations of a legal aid office. The system is also flexible, enabling each legal aid to customize data fields, menus, searches and reports so they can tailor it to meet their needs.

Our case management system offers the following features and benefits, among others:

- CUSTOMIZED MENUS - the drop down menus are customizable according to the specifications of the legal aid.

- DETERMINE ELIGIBILITY - the system determines whether a client is eligible for services according to parameters specified by the legal aid.

- TIMEKEEPING AND CASE NOTES - the attorney or caseworker can instantly update the case record with notes as work is done, and track his/her time efficiently.

- GRANT MANAGEMENT - the software tracks compliance with grant criteria, providing instant up-to-date statistics and reporting.

- LEGAL SERVICE CORPORATION (LSC) COMPLIANCE - for LSC - federally funded legal aids, the system manages eligibility requirements using critical search and reporting features.

Being web-based, this system allows case records to be available through a secure internet connection anywhere, anytime and to anyone with appropriate login codes; thus allowing legal aids to effectively network multiple offices without purchasing complicated, expensive equipment and software. In addition, when integrated with our Contact Center, the user can realize the following functional values:

- INSTANT RECOGNITION - when a client already in the system calls in, the Contact Center can recognize his or her phone number and automatically pull up the related case file - a feature known as "screen pop".

- EASY ACCESS AND TRANSFER - both the caller and their case record can be immediately and simultaneously forwarded to an attorney or another intake person with the click of a mouse.

As  part  of  our  services  to  legal  aids,  we  will  generally:

a.   Provide,  maintain  and  upgrade  all  phone  services,  as  needed;

b.   Provide, maintain and upgrade all software and database systems, as needed;

c. Help coordinate any on-site phone needs to allow integration with our systems;

d. Help coordinate any on-site computer and intranet set up and needs along with Internet access to allow integration with our systems;

e. Provide secure data protection from intrusion and physical catastrophe, including a separate client database, encrypted data transmission via, regular back up of this database, and appropriate physical security to the equipment; and

f. Provide training on all systems and operations and coordinate integration with service providers and their personnel.

2. VIRTUAL LAW OFFICE - LAW OFFICE AND PRACTICE MANAGEMENT TECHNOLOGY AND SERVICES FOR BAR ASSOCIATIONS AND THEIR MEMBER ATTORNEYS

We have created and are in the process of expanding a custom, web portal of various services that support the operation of a law office and an attorney's practice. In general, we integrate this portal with and into a bar association's website (or create and host the site for the bar association) so that the bar can offer and sell these services to its members. There are five general categories of virtual law office services provided in this manner: (1) access to online, unbundled case and client management software; (2) practice services; (3) office support; (4) revenue opportunities for members; and (5) bar services.

ON-LINE  CASE  MANAGEMENT  SOFTWARE

Under the first category, we are in the process of developing a suite of on-line web based software products that can automate most of an attorney's law office operations. Included in this case management suite will be web based database systems that support the following law office functions:

1. Case and Client Intake - An easy to use interface to assist legal secretaries and paralegals in entering new client and case information. This system will feature a unique protocol procedure that asks the user a series of pre-set questions to help ensure that all the required data is gathered in the right format.

2. Contact Management - A system that organizes a law office's clients and related contacts for easy retrieval and use. This system will feature easy integration with our other systems to reduce duplication of effort in entering client or other contact information in preparation of documents and case activities.

3. Case Management - A full case or project management system that acts as a central management tool for all an attorney's practice activities through the integration of the other systems we offer. By logging into the case management screen, an attorney will be able to quickly view all his active (or inactive) matters, or get more detail on any one, including pending tasks, calendared events, filing dates. He or she will also be able to link into other systems to create a related document, enter a case note, find client or case information or bill time.

4. Calendaring and Tasks - A fully integrated on-line event and task tracking system with multiple calendar views. This system will offer attorneys an easy way to view and track their activities from wherever they are by simply logging in through any web browser.

5. Time & Billing - An easy-to-use on-line time tracking system for use in creating billing. This system is designed to seamlessly interface with standard accounting packages such as QuickBooks, Peachtree, MIPS, Great Plains, and to be accessed through any browser.

6. Document Assembly - We offer several document assembly systems such as HotDocs(R), Rapidocs(R) and our own proprietary online system. These are software tools that help attorneys create documents by automating certain of the basic creation functions. We also offer already prepared re-useable "interactive" templates for use by attorneys for more standard types of documents.

7. File Management - A centralized database repository where attorneys can house their documents online in a safe, secure environment for easy retrieval from home, on the road, or anywhere in between.

Our VLO provides an effective alternative designed to solve the frustration attorneys often feel in choosing, installing and integrating various law office software programs. The benefits are three-fold:

-     No  installation
-     No  maintenance
-     No  upgrading

PRACTICE  SERVICES

Under the second category, the VLO offers a series of services that are designed to enhance an attorney's law practice. These services can be used by both new and experienced attorneys to improve how they ply their trade. The Practice Services category of the VLO provides the following type of support.

1. Legal Advice Over the Phone - The Practice Services category offers mentoring by experienced attorneys over the phone. A solo practitioner no longer needs to operate alone.

A simple phone call connects a caller to a licensed, experienced attorney whose job is to answer questions, provide opinions, discuss alternatives and analyze facts.

2. Form Download and Automated Preparation - The Practice Services category offers access to a wide array of forms and documents. There is also an additional service that assists attorneys in the preparation of the forms through an automated process. Combine this with a call to the legal advice over the phone service and an attorney can get complete support in document creation. Most forms can be downloaded for free, but automated assistance will be charged per document or on a monthly subscription fee for unlimited access.

3. Filing and Service of Process - The Practice Services category will offer attorneys access to services that will assist in the filing of documents and service of process anywhere in the country. In areas where courts allow electronic filing, an e-filing service will be offered as well. Other filing services will include real estate recordings and administrative filings, such as UCC documents. This service will be charged based on the service used or on a monthly subscription fee for unlimited access.

4. Legal Information and Research - The Practice Services category offers search functions to find brief snippets of legal information on various topics. This information is also linked to related forms for download and preparation assistance. For attorneys looking for more technical legal information, the Practice Services category will also provide links to Research sites and services on the Internet. This service and the linking to research sites will be provided at no additional charge to users.

5. Legal Books - The Practice Services category offers a legal bookstore where attorneys can order legal software and books and have them delivered to their home or office. Books are sold at discounts based on the pricing obtained from the publisher.

6. Locator Service - The Practice Services category will also offer a complete database of local government agencies, bar associations, affinity groups and other organizations. Attorneys are free to browse the database to obtain addresses, phone numbers, service information and even time and days of operations. This service will be offered at no charge to users.

OFFICE  SUPPORT

Under the third category, the VLO offers a number of services that support the day-to-day operation of a law office. These support services provide a central source for attorneys to get basic law office functions completed more efficiently. The following are the general categories of these services offered:

1. Career Services - Attorneys are able to use the career service center to find a new associate or a new job. The career center provides an easy to use search and response mechanism to make the process comfortable and convenient for both employers and new attorney candidates. This service is offered on a pay per use basis as determined by the vendor affiliate that provides the service. Our agreement with the vendor pays us an override based on sales made through our VLO.

2. Mailroom Services - This section of the VLO provides a number of office clerical services offered through vendor affiliates. For example, Stamps.com offers attorneys a number of shipping and mailing solutions. Attorneys can send letters, large mailings, packages and postcards right from their computer desktop. There's no hardware, no sign up fees, and the software is free. This service is offered on a pay per use basis as determined by our vendor affiliate that provides the service. Our agreement with the vendor pays us an override based on sales made through our VLO.

3. Communication Services - This section of the VLO provides attorneys with a number of enhanced communications services, including email, teleconferencing (Tele-Meetings), website hosting and PRNewswire. PRNewswire provides attorneys with comprehensive information distribution and market intelligence communications services. Attorneys can receive writing tips, sample releases, and help in publishing and sending out press or news releases. This service is offered on a pay per use basis as determined by the vendor affiliate that provides the service or by us in the case where we are providing the service, as in the case of e-mail, teleconferencing and website hosting.

4. Investigation Services - This section of the VLO provides attorneys with a number of investigation services. For example, background and employment screening services are available through Occuscreen. This includes SAMHSA-certified drug testing and FCRA-compliant background screening for employers nationwide. Private investigation services are available through Beau Dietl & Associates, a team of professional investigators with decades of training and international experience in investigative, surveillance, interview and interrogation techniques. This service is offered on a pay per use basis as determined by the vendor affiliate that provides the service. Our agreement with the vendors pays us an override based on sales made through our VLO.

REVENUE  OPPORTUNITIES  FOR  MEMBERS

Under the fourth category, the VLO provides attorney-subscribers with several revenue opportunities. In some (i.e., Case Matching and the LRIS Services), they are offered a means of obtaining client leads. In others, they can tap into a new income source by providing unbundled legal or other services to clients on a limited basis. These opportunities break down as follows:

1. Legal Advice Over the Phone - Attorneys can generate income by providing legal advice over the phone. Calls are pre-screened by geographic area and legal specialty, then directed to an appropriate attorney for service. Attorneys are able to remotely manage their call flow by simply logging onto our web-based phone system when they are available to receive calls. Attorneys will generally make $0.75 - $0.80 per minute for providing this service.

2. Case Matching -- Case Matching is an Internet-based system that enables attorneys to receive bid requests from clients who need legal representation. It provides an easy way to attract new clients in a consumer friendly fashion, while at the same time giving attorneys control over which cases they choose to accept. Attorneys will generally pay a subscription fee for the leads generated by this service.

3. Dispute Resolution - To support the dispute resolution process, attorneys can provide legal advice/assistance by phone to clients who are involved in a phone or Internet mediation. Mediations through our system are performed using a telephone-based conferencing system. Attorneys can support clients in their area of expertise but out of their immediate geographical area by taking advantage of the conferencing features, before, during and after the Mediation session. Attorneys will generally make a fee from their client for providing their legal advice services on this system.

4. LRIS Services - This phone based client screening/routing service provides attorneys with referrals to new clients. Calls coming into the LRIS are processed and routed to subscribing attorneys based on legal specialty and geographic location. Attorneys will generally pay a fee for the leads generated by this service. This service is offered strictly through bar associations, and fees may be regulated by local or state rules.

5. Mediation - Attorneys who also act as mediators can offer their services for a fee through the VLO's mediation service. Mediators receive dispute details via e-mail with a request for their services. They then have the option to accept or reject the mediation on a case-by-case basis. Attorneys will generally make a fee for providing their mediation services in this manner.

BAR  SERVICES

Under the fifth category, the VLO provides attorneys with several bar related services. These are generally products and services that support the attorney as a member of the bar. Thus, it is in this section that attorneys will be able to find programs to meet their Continuing Education Requirements, learn about upcoming bar events and share ideas concerning important issues related to the practice of law and being an attorney.

1. CLE - Continuing legal education courses are available over the phone and on the Internet through this section of the VLO. Attorneys can view a catalog of programs, sign up and order materials online, and then complete continuing education requirements conveniently and comfortably from their office or home. Attorneys pay for the programs actually purchased.

2. Calendar of Events - The Calendar of Events section of the VLO will provide attorney-bar members an easy method to find and sign up for upcoming bar sponsored events and activities. This will generally be offered as a free service by the bar.

3. Bulletin Board/ListServ - This section of the VLO will offer attorneys Bulletin Board and ListServ services. In this area, attorneys' will be able to respond to bar surveys, provide feedback to bar executives, and get involved in organizing future events. Classified ads, job openings, and other announcements may also be provided in this section of  the  VLO.  This  will  generally  be  offered  as a free service by the bar.

4. Newsletter - This section of the VLO will offer a monthly newsletter featuring insightful information into the world of law and technology. Attorneys can keep up to date on features and services provided in the VLO as well as on new ways technology is impacting the legal profession as a whole. This will generally be offered as a free service by the bar and used to market the VLO.



3. COURT SERVICES NETWORK - CASE MANAGEMENT, ELECTRONIC DOCKETING AND E-FILING SYSTEMS FOR COURTS AND ADMINISTRATIVE AGENCIES

Through the Court Services Network, we expect to offer local, state and federal courts and administrative agencies an integrated web-based case management, docketing and electronic filing system, and then add these functions to our Virtual Law Office and Internet Law Center for attorneys and consumers to use. We expect this system to offer courts and administrative agencies a more efficient, cost effective way to manage and accept filings. The CSN product offerings can be categorized into two product groups: first, case management and information services, and second, e-filing and electronic docketing.

We are currently in the negotiation phase of two acquisitions that we expect will enhance our court technology product offerings. We anticipate these acquisitions will be complete by late July 2002, if we are successful in our negotiations.

CASE  MANAGEMENT  AND  INFORMATION  SERVICES

The case management system we have developed for legal aids is currently being modified so that it can be offered to courts and administrative agencies and integrated with the court e-filing systems we are attempting to acquire. This case management system will provide all of the functions needed by judges and administrative hearings officers to manage their caseload while on-line. Similar to the VLO case management offering, the CSN case management system will include an intake system, a case manager, a file manager, a calendaring system and a document assembly system. We will offer case management as either a stand-alone product or as part of a complete court technology solution, including e-filing and electronic docketing.

E-FILING  AND  E-DOCKETING  SERVICES

We are currently in negotiations for the acquisition of certain court e-filing and electronic docketing systems. E-filing enables attorneys to file documents with courts and administrative agencies over the Internet, and enables court clerks to electronically (and more quickly) docket new filings. Through this system, attorneys can also electronically serve all parties related to a case, and search for the status of their filings with a particular court or administrative agency on-line. The courts have been extremely receptive to e-filing technology due to the difficulty of operating manual, paper-driven "front desk" services for the large influx of filings that pour in each day. Receiving filings electronically can drastically improve the efficiency of court operations, and it is evident that this is the inevitable plan of courts and administrative agencies nationwide.

4.  INTERNET  LAW  CENTER  --  UNBUNDLED  LEGAL  SERVICES  FOR  CONSUMERS

The Internet Law Center (ILC) features a variety of web and phone based services and products for consumers. The primary users of the ILC are middle to upper income consumers who do not qualify for legal aid, and cannot afford or justify the use of a full service attorney for their legal problem. The ILC offers a full suite of unbundled legal services and products designed to help consumers obtain information, guidance, forms and assistance in a variety of legal matters. The following are consumer products offered through the ILC and an overview of each product:

1. Legal Advice - Our award-winning legal advice over the phone service has been a product offering since Tele-Lawyer's inception in 1989. Consumers call into our 800 or 900 lines and are billed by the minute to speak with a licensed, experienced attorney. The current expansion of this service is primarily in coverage, that is, expanding the list of attorneys to cover all areas of law and all 50 states. Each legal aid we serve brings with it several attorneys who are accustomed to providing legal advice over the phone, and many of these attorneys are anxious to provide the same service to paying callers for a fee.

2. Legal Forms - Through our software and our relationship with forms vendors, consumers can download and print standard legal forms such as statutory wills or deeds. We are constantly expanding the number and type of these sorts of documents to cover a broad range of forms, covering all 50 states.

3. Form Preparation - We have developed proprietary form preparation software and have also purchased a license to utilize the HotDocs application in order to prepare forms and templates. We also have a relationship with the provider of Rapidocs, a similar on-line document assembly engine. This service provides on the spot help in preparing documents through a series of interactive questions posed to the user. Form preparation differs from simply downloading forms in that the system fills out the document for the client as it is entered in response to system prompts.

4. Filing Services - Through our software and our vendor relationships with existing delivery and courier services like A Professional Process Service and Diligenz, web and phone clients have the ability to have legal forms filed or delivered (served) anywhere in the country. By entering information online, a client can get the name and information of an available delivery service, and then enter an order for filing or serving the legal document with that company. This service is offered in connection with our legal form and form preparation services.

5.     Electronic Filing - Though product offerings provided by companies we are currently in negotiations with, we hope to provide electronic filing of documents through the ILC. This will allow individuals to submit legal documents directly to courts, anytime and from anywhere. The status of documents submitted electronically will be provided, along with a confirmation of receipt. This provides a low-cost, timely, court filing mechanism that greatly enhances pro se activities.

6. Case Matching - Case matching works like an advanced referral and screening mechanism for both the potential client and the attorney. Through our system, a consumer will be able to send information on a legal matter to a number of subscribing attorneys that match the area of his or her legal problem. After reviewing this information, the attorney (or attorneys) can offer to do the legal work, effectively bidding on the project. Case matching gives both parties a broader view of the potential legal matter up front, and thus allows either to back out before an undue amount of time is spent.

7. Referrals - Through the ILC, we will offer website and telephone referrals on several levels and for several purposes. By logging into the website, a user will be able to get basic information regarding local, state and national sources of assistance. Consumers will also be able to find government agencies, other legal websites, self-help sources of legal assistance and various types of non-profit legal service groups designed to meet their needs.

8. Mediation - We currently offer full mediation services through various mediums - phone, Internet and live. Mediation is the process of helping parties in a dispute reach an agreed settlement. A trained mediator sits between two disputing individuals, and, without representing either, helps them work out a solution they can both accept. Done properly, this type of alternative dispute resolution can avoid not only the time and expense of litigation or arbitration, but also the emotional trauma that follows being judged and ruled against. Clients can learn about mediation and find and register for mediation sessions

(either face-to-face in their area or over the phone), making an appointment through the website or by calling in.

9. Legal Information - The ILC provides users with a database of legal information designed for non-attorneys. This database provides legal information and other self-help materials in the form of small snippets of information in an easy to understand format, rather than being offered as competition to more sophisticated legal information and research services that already exist on the market.

10. Self-Help Software and Books - The ILC offers legal books, software and self-help materials for resale. Legal books are sold from the site and over the phone based on a discounted retail price, much like other on-line retailers.

SALES  AND  MARKETING

Historically, the greatest challenge facing our type of business has been effective marketing. Time and time again, an unbundled legal services company will start up only to close down a few months later when sales volume does not support marketing costs. Tele-Lawyer, LATI's operating subsidiary, has been in business for 13 years, experiencing and examining the issues involved in marketing legal services and we have come to the following key conclusions:

There is a basic lack of understanding among consumers regarding the delivery and use of legal services. Few people know or understand when to use an attorney, how to do so, or what to expect, let alone how to use an Internet-based law center or telephone legal advice service.

Marketing without a target market is expensive and inefficient, especially for low cost services. When you have no specific target to your marketing because EVERYONE is a potential client, you have no way to focus your marketing efforts and funds. This means the cost of marketing is going to be much higher relative to the return. This is exactly the case with marketing general legal services.

We have therefore concluded that traditional broad-based marketing does not work for selling unbundled legal services such as offered through our Internet Law Center. However, in the past, we have experienced successful marketing results through our arrangements with bar associations selling our Tele-Seminars products to their members. Not only have sales of these programs been generally high, the direct marketing costs have been non-existent because they were provided by the association. Consequently, we have also concluded that in order to succeed in our marketing efforts, we will need to work with existing legal service organizations that can provide a distribution channel for our products and services.

After reviewing the various legal service mechanisms within each state, we believe that the best distribution channels are maintained by the legal aids, bar associations and courts, followed by law schools, libraries, police and related legal organizations. Most often, people needing legal assistance ask for help from these organizations, only to be turned down because the organization does not provide the help the person needs or because the person is not qualified for the services provided. We have found that upwards of 80% of those who seek assistance from these entities are turned away. Thus, our marketing plan has been developed around selling our unbundled legal services through these groups in three phases as more particularly described in the Managements Discussion and Analysis section below.

COMPETITION

While direct competition to our services is currently few, indirect competition is plentiful and active. A small number of providers of pay-as-you-go legal advice and information services exist, including Divorce Help Line in Santa
Cruz, California and the Legal Advice Line in Baltimore, Maryland. These companies, to one extent or another, provide legal advice over the phone for a fee. Limitations are generally centered on the geographic region and the legal subject matter covered. In addition, there are virtually hundreds of legal aid and other non-profit services that offer legal advice, either over the phone or in person, generally for free and only to low-income qualifying individuals in a specific geographic region for certain types of legal problems.

With regard to our Tele-Seminar services, there are a number of conferencing companies that offer similar services. While the competition in conferencing services in general is strong and getting stronger, there are only a few conferencing services that seek out and market to the continuing education market as part of their product offerings.

On the Internet, there are virtually thousands of legal and law related sites. For consumers, some offer legal information for free or on a subscription basis. Some offer forms and to a limited extent form preparation, and some even provide legal advice through e-mail exchanges. Finder and referral lists can also be found in plenty for persons seeking attorneys and other legal sources of information. Lawyers also have access to these sites as well as a number of sites specifically designed for their legal research and referrals.

A  short  sample  listing  of  legal  websites  include  the  following:
-     Findlaw.com
-     Uslaws.com
-     Lawguru.com
-     Priweb.com
-     Lawyersweekly.com
-     Law.Cornell.edu
-     Legal.gsa.gov
-     Westlaw.com
-     Martindale.com
-     Lawyers.com
-     Lawoffice.com
-     Legal-bid.com
-     Probono.net
-     Legaladviceline.com
-     Ask-a-Lawyer.com
-     Divorce-Forms.com
-     Mylawyer.com
-     Thelaw.com

In our core area of selling technology and services to legal aids, attorneys (through bar associations) and courts, there are a number of competitors. For legal aids, phone service providers and phone equipment vendors abound, but few offer an Application Service Provider outsource solution with enhanced ACD and IVR functionality. Generally, competition in this area is focused on selling straightforward 800 services and/or phone equipment. Legal aids also have a choice of several case management systems sold by a different set of vendors, but few of these are fully web-based at this time, although that appears to be the plan for at least some of these companies.

Attorneys have a multitude of choices of software vendors for mostly LAN based legal software solutions, and can go to different websites for many of the services we provide. At this time, none of these provide the breadth of offerings we are developing and none are offered through bar associations. Several large companies, however, such as LexisNexis and WestLaw, appear to be moving in the direction of providing enhanced technologies and web-based services for small law offices. These companies offer some of the services we plan to offer and are likely to expand to more of these sorts of services in the future. See for example www.lexisone.com.

There are also a number of technology companies offering e-filing, docketing and case management systems to courts. Examples include CourtLink, Verilaw Technologies and Dobbs, Ram & Co.

Some of the competitors mentioned have significantly greater development capabilities and marketing, financial and managerial resources than we do. There can be no assurance that these competitors, or other new ones, will not succeed in developing and distributing products and services that will render our products and services noncompetitive. Generally, this would have a significantly negative effect on our bottom line.

EMPLOYEES

We  currently  have  30  full  time  employees including our President and Chief
Executive Officer, Michael Cane, our Vice President of Business Development, Elliot Schear, our Treasurer and Chief Financial Officer, Steven Fellows and our Chief Technology Officer, David Tussey.

In addition, we contract for the services of a number of independent consultants and programmers in our day-to-day operations.

None of our employees are subject to collective bargaining agreements, nor have they been on strike, or threatened to strike, within the past three years. We have no supplemental benefit or incentive arrangements with our employees other than an incentive stock option plan and a health care plan.

TRADEMARKS  AND  INTELLECTUAL  PROPERTY

We hold a US trademark issued by the US Patent and Trademark Office for the name Tele-Lawyer -- both word and design. We also have an application pending on the supplemental register for a trademark on the name InternetLawCenter.Com.

In addition, without holding a specified US trademark, we use the following marks that we believe we hold rights to under common law:

1.  Telelaw
2.  Tele-Seminars

RESEARCH  AND  DEVELOPMENT  EXPENDITURES

During the fiscal years ended April 30, 2001 and 2002, we spent the following amounts on research and development activities:


                       YEAR ENDED APRIL 30,

                    2002                  2001
              ----------------     ----------------
                  $980,219             $706,551
              ----------------     ----------------



SUBSIDIARIES

We have two wholly owned subsidiaries, Tele-Lawyer, Inc., a Nevada Corporation, and Perspectives Health Management Corp., also a Nevada Corporation.

Perspectives was formed on October 12, 1999 when we consolidated our previous two subsidiaries, Genesis Health Management Corporation ("Genesis") and Geriatric Care Centers of America ("GCCA") into Perspectives and moved the corporate support center from Louisiana to Plano, Texas. Perspectives ceased doing business as of October 1, 2001 when we sold all of its hospital contracts to Horizon Mental Health Management, Inc. Since this time, we have been taking steps to settle claims and sell off any remaining assets of Perspectives with the expectation that its' charter will be terminated.

Tele-Lawyer was formed as a California corporation in 1989 and moved to Nevada in 1997. Tele-Lawyer is our only operating subsidiary.

FACTORS  AFFECTING  OUR  BUSINESS  AND  PROSPECTS

1.  Need  for  Additional  Financing

We have only a limited amount of cash and liquid assets and will not be able to expand our operations in the future without obtaining additional financing. As of April 30, 2002, we had $1,145,512 in cash in our accounts. If financing is not available or obtainable when needed, shareholders may lose a substantial portion or all of their investment. We can provide no assurance that such additional financing, when and if necessary, will be available on acceptable terms, or at all.

2.  Limited  Operating  History,  Risks  of  a  New  Business  Venture

While we have been operating the Tele-Lawyer business since May of 1989 and operating its legal advice service consistently since October of 1989, we have only recently begun implementing our new technology and services for legal aids, and to date, have no experience in providing and selling the various new legal services we plan to offer over the Internet to consumers. Shareholders should be aware that there is a substantial risk of failure associated with new business operations as a result of problems encountered in connection with their formation and commencement. These problems include, but are not limited to:

- Unanticipated problems relating to the marketing and sale of a new product in the marketplace;

-     The  entry  of  new  competition;  and

- Unknown or unexpected additional costs and expenses that may exceed current estimates.

There is only a limited operating history upon which to base any projection as to the likelihood that we will prove successful in our current business plan, and thus we can provide no assurance that we will achieve profitable operations.

3.  Market  Risks

Any time a new product or service is introduced into a market, as in the case of a number of the new services we are planning to offer, there is a substantial risk that sales will not meet
expectations  or  even  cover  the  cost  of  operations.  General   market
conditions might be such that sales will be slow or even non-existent, and/or the service itself might not fit the needs of buyers enough to induce sales. We have already experienced at least one such effect when we discovered that the sales cycle to non-profit legal services groups was significantly longer than the sixty days that had been anticipated in our original business plan.

While we anticipate the ability to sell our products and services, there is no way to predict the volume of sales that will occur, or even if sales will be sufficient to support our future operations. Numerous factors beyond our control may affect the marketability of our products and services. These factors include:

-     Consumer  demand,
-     Market  fluctuations,
-     The  proximity  and  capacity  of  vendors,  and
-     Government  regulations,  including  regulations  relating  to:
                 -     Prices,
                 -     Taxes,  and
                 -     Royalties

The exact effect of these factors cannot be accurately predicted, but it's possible they may result in our not receiving an adequate return on our invested capital.

4.  Professional  Liability  and  Licensing  in  the  Practice  of  Law

Much of the revenue we expect to generate is from services related to law. While any services requiring a license to practice law are to be offered only by licensed attorneys, our relationship with these attorneys entails a risk of professional liability claims as well as ethical and other actions by state bar associations or other state regulatory organizations. Consequently, we may be named as a co-defendant in a professional liability claim or involved in charges of ethical violations against lawyers who provide some of the legal services connected to our website or phone operations. In addition, services we provide directly to our callers and website users, such as automated form preparation, access to certain published legal information, or referrals to third party legal services, among others, may create similar liability for injuries incurred in connection with using the service.

Our exposure to such liability is reduced, but not eliminated, because participating attorneys are required to buy and carry their own malpractice insurance. Moreover, we currently plan to maintain insurance for our business in amounts our management deems adequate to cover potential claims. Even so, judgments with respect to all such claims in the future could have an adverse effect on our financial condition, results of operations and cash flow.

In addition, it should be noted that all states within the United States maintain laws regarding the licensure of the practice of law. In general, individuals or entities that provide services that come within the definition of "the practice of law" in a particular state must be licensed. Failure to have a license can result in civil as well as criminal charges against the offending individuals. Unfortunately, the determination of what constitutes "the practice of law" is rarely clear, opening up the potential for liability under these state laws for any unlicensed service that offers consumers assistance in the area of law. While we believe our operations will be consistent with such licensure laws, because of the vagueness of the law, our extensive law related services, and the fact that we are not licensed, we may be a target of actions or claims by state bar associations or other state government regulatory organizations for violations of these licensure statutes. Such actions could have a substantially adverse effect on our financial condition, operations and cash flow in the future.

5.  Competitiveness  of  Industry

Competition in the area of legal services, both on and off the Internet, is intense and is expected to increase. Furthermore, we will face competition from numerous companies that currently market, or are developing, products and services similar to those we have developed. Some of these companies have significantly greater development capabilities and marketing, financial and managerial resources than us. We can provide no assurance that competitors will not succeed in developing and distributing products and services that will render our products and services noncompetitive. Generally, this will have a significant negative effect on our bottom line profits.

6.  Potential  Legal,  Regulatory  and/or  Compliance  Risk

Our ability to carry on business and expand may be impacted by new government regulation. Due to the increasing popularity and use of the Internet, new laws and regulations may be adopted with respect to the Internet generally, or legal services specifically, covering issues such as user privacy, pricing, qualification of providers and characteristics and quality of products and services. Similarly, the growth and development of the market for Internet commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business over the Internet. The adoption of any additional laws or regulations may decrease the growth of commerce over the Internet and may increase the cost of doing business or otherwise have a harmful effect on business.

In addition, we may have to qualify to do business in other jurisdictions. As our services are expected to be available over the Internet in multiple states and foreign countries, such jurisdictions may claim that we are required to qualify to do business as a foreign company in each such state or foreign country. Failure to qualify as a foreign company in a jurisdiction where this is required could subject us to taxes and penalties.

7.  Forward  Looking  Assessments  Prepared  by  the  Current  Management of the
Company

Our ability to accomplish our objectives, and whether or not we will be financially successful, is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. The assumptions and hypothesis used in preparing any forward-looking assessments of profitability made by management presented to shareholders are considered reasonable. There can be no assurance, however, that any projections or assessments provided to shareholders will be realized or achieved at any level.

8.  Loss  of  Key  Persons  and/or  Suppliers

Due to the highly technical nature of our business, having certain key personnel is essential to the creation and operations of our services and thus to our entire business. Consequently, the loss of any of those individuals may have a substantial effect on our future success or failure.

Moreover, we are dependent on the principal members of our management staff, the loss of any of whom could impair the development of our products and projects. Our success will be largely dependent on the decisions made by members of our management. Furthermore, we depend on our ability to attract and retain additional qualified personnel to manage certain business interests. We may need to recruit qualified personnel with competitive compensation packages, equity participation and other benefits that may affect the working capital available for our operation(s). We can provide no assurance, however, that we will be able to obtain such needed assistance on acceptable terms.

9.  Protection  of  Intellectual  Property  Rights

Our success may depend, in part, on our ability to obtain and enforce intellectual property rights over our name, trademark and technology in both the United States and other countries. To date, we have obtained a trademark registration for "Tele-Lawyer" and have applications in play for other marks. We can provide no assurance that any intellectual property rights we own will not be challenged, invalidated or circumvented, that any rights granted will provide us with competitive advantages, or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours.

Intellectual property litigation is expensive and time-consuming, and can be used by well-funded adversaries as a strategy for depleting the resources of a small company such as ours. We can provide no assurance that we will have sufficient resources to successfully prosecute our interests in any litigation that may be brought.

10.  Dependence  on  Third  Parties

We depend on several third parties in conducting our operations, including the following:

- We do not own a gateway onto the Internet, but instead rely on Electric Lightwave, Inc., Internet service providers, to connect our equipment to the Internet;

- Our website and technologies depends on an operating system, database and server software that have been developed, produced by and licensed from third parties; and

- Third party service bureaus or contractors operate a number of the phone services we provide, including certain of the conferencing, 900 and recorded services.

We have limited control over these third parties and have no long-term relationships with any of them, except MyACD, Inc. and Electric Lightwave, Inc. If we are unable to develop and maintain satisfactory relationships with such third parties on acceptable commercial terms, or if the quality of products and services provided by such third parties falls below a satisfactory standard, our business operations could be harmed. Also, the loss of or inability to maintain or obtain upgrades to certain technology licenses could result in delays in developing systems until equivalent technology can be identified, licensed or developed, and integrated.

11.  Rapid  Changes  to  Electronic  Commerce  Market

The market for Internet products and services is characterized by rapid technological developments, evolving industry standards and consumer demands, and frequent new product introductions and enhancements that could render our technology and services obsolete. These market characteristics are exacerbated by the emerging nature of the market and the fact that many companies are expected to introduce new Internet products and services in the near future. Moreover, the widespread adoption of developing multimedia-enabling technologies could require fundamental and costly changes in our technology. Our future success will depend on our ability to respond to technological advances, emerging industry standards and new market demands on a timely and cost-effective basis.

12.  Dependence  on  Continued  Development  of  the  Internet  and  Website

Growth  of  the  Internet generally.  Our success depends, in large part, on the
-----------------------------------
development of the Internet infrastructure and related enabling technologies, including performance improvements and security measures for providing reliable Internet access and services. The Internet could suffer from performance problems or outages due to continued growth in Internet users and their bandwidth requirements. Any of these problems could lead to decreased usage or growth in usage of our website. Also, the ability to increase the speed with which service is provided to users and to increase the scope of such services is limited by and dependent upon the speed and reliability of the Internet. Consequently, the emergence and growth of the market for our services is dependent on future improvements to the entire Internet.

Growth  of  our systems in particular.  Our revenues will depend upon the number
-------------------------------------
of visitors who use our website and phone services. We may be required to add additional hardware and software and further develop and upgrade our existing technology and network infrastructure to accommodate increased traffic on our website and phone systems. Failure to make such upgrades or expansions could have a substantial negative effect on our business and results of operations.

13.  Systems  failure

Substantially all of our communications hardware and computer hardware is located at leased facilities in Nevada and Utah. These systems are vulnerable to damage from earthquake, fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite implementation of network security measures, our servers are also vulnerable to computer viruses, physical or electronic break-ins, attempts by third parties to deliberately exceed the capacity of our systems and similar disruptive problems. Our insurance coverage may not cover or be adequate to compensate for all losses that may occur.

ITEM  2     PROPERTIES

We lease approximately 8,500 square feet of office space at 2300 W. Sahara Ave., Suite 500, Las Vegas, Nevada 89102, which we use as our principal offices. We also lease space for our data center at 302 E. Carson St., Las Vegas, Nevada 89101, at which we house our Internet servers and database, and lease firewall protected access into the Internet. We also maintain equipment we own at a facility in Bluffdale, Utah as part of our telephone services agreement with MyACD.

ITEM  3     LEGAL  PROCEEDINGS


We are not a party to any material legal proceedings and to our knowledge, no such proceedings are threatened or contemplated. At this time we have no material bankruptcy, receivership, or similar proceedings pending.

We recently brought suit against a note holder for a determination of our obligations under its notes and for the enforcement of an agreement we believe was reached with that note holder. Management does not believe that this matter will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM  4     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

Our Annual Shareholders Meeting was held on June 11, 2001. At this meeting, the shareholders voted on the following actions:
1. Our exchange of shares with Tele-Lawyer, Inc., wherein Tele-Lawyer became our wholly owned subsidiary.

2. The postponement of the meeting for the solicitation of additional votes, if necessary.

3. The amendment of our articles of incorporation to change our name to "Legal Access Technologies, Inc.".

4.   The  approval  of  a  reverse  stock  split  at  a  rate  of  153  to  1.

5.   The ratification of a stock option plan approved by the board of directors.

6.   The  election  of  the  members  of  the  board  of  directors.

All actions described above were approved by the majority vote of the shareholders present, representing a quorum as required by our bylaws. There were 36,302,350 shares voting at this meeting, representing approximately 59% of our outstanding common stock on the record date for the meeting. Of these, 36,302,250 voted in favor of all of the above proposals, and 100 shares voted against the name change and the stock option plan, but in favor of the other proposals.

No other matters were submitted to our stockholders for a vote during the fiscal year ending April 30, 2002. The shareholders were provided with a proxy statement filed with the Securities Exchange Commission on Schedule 14A on May 30, 2001, as amended, along with our most current Annual Report at the time on form 10-KSB.

                                     PART II

ITEM 5     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the NASDAQ-OTC system, under the trading symbol "LATI". The common stock is also listed on the Frankfurt and Berlin Exchanges in Germany, under the trading symbol "DYA".

The following table lists the high and low sales prices for our common stock during the two most recent fiscal years:

NASDAQ-OTC

PRIOR  TO  REVERSE  ACQUISITION
CALENDAR  YEAR  END  12-31
                                     High  Sales         Low  Sales
                                     Price               Price
                                     -----               -----
     2000     First Quarter          $.16                .08
              Second  Quarter         .08                .05
              Third  Quarter          .06                .01
              Fourth  Quarter         .03                .01
     2001     First  Quarter          .01                .01
              Second  Quarter         .01                .01

FOLLOWING REVERSE ACQUISITION AND 153/1 REVERSE SPLIT ON JUNE 12, 2001 FISCAL YEAR END 4-30
                                     High  Sales          Low  Sales
                                     Price               Price
                                     -----               -----
          First  Quarter             $4.20               $0.36
          Second  Quarter             3.00                0.75
          Third  Quarter              1.60                0.43
          Fourth  Quarter             1.85                0.60

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

As  of  April  30,  2002,  there  were  112  record holders of our common stock.

We have not previously declared or paid any dividends on our common stock and do not anticipate declaring any dividends in the foreseeable future. We did not sell or conduct an offering of our stock during 2001-2002; however, we issued a number of shares of our common stock both prior to and after the reverse acquisition with Tele-Lawyer and our reverse stock split as follows:

1. We issued a total of 56,580,006 shares of our common stock from January 1, 2001 through June 1, 2001 at a deemed value of $0.15 per share, to our note holders pursuant under an exemption from registration provided by Regulation S of the US Securities Laws in exchange for the conversion of the note holder's debt. This occurred prior to our reverse acquisition with Tele-Lawyer and the reverse split of our stock.


2. We issued out 5,354,997 shares of our common stock to Tele-Lawyer shareholders in June 2001 as part of our acquisition of that company. The shares were issued out under an exemption from registration provided by Rule 506 of Regulation D of the US Securities Laws.

3. We issued 126,139 shares of our common stock to our former directors and officers in consideration of the cancellation of our obligation to them for past due salaries in June 2001 following the reverse acquisition with Tele-Lawyer and our reverse stock split. The shares were issued out under a general exemption from registration provided by Section 4(2) of the US Securities Laws.

4. We issued 100,000 shares of our common stock to several of our officers and key employees as a bonus. The shares were issued out under a general exemption from registration provided by Section 4(2) of the US Securities Laws.

In addition, during the most recent fiscal year, we issued options to purchase 285,000 common shares at $1 per share and options to purchase an additional
740,203 common shares at $3 per share of which options to purchase 127,703 common shares expired during the year leaving options to purchase a net of 612,500 common shares at $3 per share outstanding at year end. These options were issued to employees and consultants and generally contain restrictions on vesting and exercise.

We also issued warrants to purchase 510,000 common shares at $3 per share and warrants to purchase 10,000 shares at $1.50 per share. These warrants were issued to a variety of individuals in exchange for reacquiring territory rights for Tele-Lawyer, for services rendered and for the granting of two loans.

ITEM  6     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

FISCAL  2002  OVERVIEW

Over this past fiscal year, we have successfully acquired the Tele-Lawyer business and discontinued our previous operations. In this process, we (a) changed our name from Dynamic Associates to Legal Access Technologies, (b) converted $8,599,085 of our then existing debt into equity, (c) rolled back our issued and outstanding shares of stock from 74,996,435 to 490,096 in a 153 to 1 reverse split, (d) acquired a new management team and business direction, and
(e)  issued  5,354,997  shares  of common stock to the Tele-Lawyer shareholders.

In preparation for disposal of the Perspectives health care business, we terminated unprofitable hospital contracts and were more aggressive in our collection efforts. These actions along with the conversion of our debt to equity in the first part of the year helped make it possible to sell the remaining hospital contracts to Horizon for $2.9 million in cash. This left us with about $5.8 million in receivables that we arranged for Horizon to collect, and a number of miscellaneous assets and liabilities that we have since been liquidating in our plan to fully terminate our health care business operations.

LIQUIDITY  AND  CAPITAL  RESOURCES

Since the acquisition of Tele-Lawyer (accounted for as a reverse acquisition), we have also been aggressively implementing our new business plan by completing our working case management system for legal aids, acquiring certain exclusive rights to the MyACD web based phone system, entering into new contracts and strategic relationships with our targeted legal services clients and seeking out acquisitions of court technology systems and business opportunities.

The net result is that fiscal 2002 has been a development year for us, in which we have been aggressively implementing our new business plan and closing out our old business operations. This has resulted in a large loss that management expects to continue through the end of fiscal year end April 30, 2003, as we continue to build client relationships and implement systems throughout the United States. Management believes that this aggressive business development is reasonably likely to result in the greatest long-term value and profits by establishing our broad presence and dominance in the marketplace.

In the process of our expected growth, management is cognizant of a number of barriers and issues that may slow or otherwise negatively effect our reaching profitable operations in the future. Most notably, but not exclusively, these include a long sales cycle, delays in implementing new client systems and services, and the potential difficulties inherent in setting up adequate customer support and maintaining high quality service in the face of rapid growth.

Thus, management anticipates it will need to seek ways to accelerate the current sales cycle, as well as our new client implementation process. Management believes that the launch of new clients and our new version 4.1 case management system will likely assist in this regard, and that the completion of a development project we have dubbed accessware that is expected to integrate our systems and make them more easily deployable will likely solve our current delays in implementation.

We expect to spend an additional $2 million in software development and growth over the next six to nine months to build accessware and put in place a customer service and support team. We believe that our operating revenues, collection of receivables and our cash balance of $1,145,512 at April 30, 2002, will be insufficient to fund these business and software development activities. Thus, our immediate plans include an attempt to raise additional financing through the sale of our common stock. At this time, however, we do not have any agreements for such financing and can provide no assurance that such financing will be available when needed.

Consequently, in the absence of success in obtaining additional financing, management has decided that it will slow our growth and development activities so that we are able to support our operations with our existing resources. This means, at a minimum, that we will not implement our accessware development project during the fiscal year 2002-2003.

OUR  THREE  PHASE  MARKETING  PLAN

Our plan is to obtain a significant share of the "pro se" (self-serve) legal services market (generally, middle income consumers) as well as the market for law practice support services (small to medium size law firms) by developing strategic partnerships and vendor arrangements with various legal service organizations, and then using these relationships to generate sales of our Internet Law Center and Virtual Law Office products and services.

To achieve these objectives, we have established a three-phase marketing and sales approach. In Phase 1 (our current phase) we are seeking strategic alliances and vendor relationships with existing legal aid groups, bar associations, state and federal courts and administrative agencies (Legal
Service Organizations or LSOs) within each of the fifty states. These relationships will involve the sale of our technology to these organizations as well as the establishment of legal services hubs featuring the products and services contained in our ILC and VLO product lines.

In Phase 2 (which is near launch in certain states), we plan to send out sweeper teams (for the ILC) and Value Added Resellers or VARs (for the VLO) to market these legal service hubs to libraries, prosecutors' and public defenders' offices, affinity groups, law schools, government agencies, bar associations and law firms in each state. Phase 2 is expected to begin on a state-by-state basis upon the partial or full completion of Phase 1 in that state.

In Phase 3, we plan to market our network of legal service hubs to various national organizations including the U.S. military, credit unions, insurance companies, credit card companies, large websites, lawyer support services, trade unions, large employers, pre-paid legal services companies, member groups and packagers. Phase 3 is planned to begin upon the implementation of statewide hubs in 50% of the states.

In time, we hope to have the first national unbundled legal services network designed to support the unmet legal needs of middle-income consumers, as well as a nationwide virtual law office to support the technology needs of practicing attorneys.

RESULTS  OF  OPERATIONS

During fiscal year-ended April 30, 2002, we had $655,508 in revenues, up from the $417,334 reported for the fiscal year-ended April 30, 2001. This increase in revenues was largely attributable to an increase in sales of our new technology.

The loss from operations for the year-ended April 30, 2002 was $1,713,133, up from $1,348,988 reported for the year-ended April 30, 2001. The difference reflected both an increase in revenues as well as operating costs and expenses. Expenses increased in all categories, including legal support services, software research and development and selling, general and administrative. This increase reflected management's decision to aggressively expand the business operations as well as the costs associated with implementing new client contracts. Revenues increased by approximately 57%, while operating costs and expenses increased by approximately 34% to $2,368,641 in 2002 from $1,766,322 in 2001.

We have funded our growth and loss from operations largely through the proceeds from the sale of our Perspectives hospital contracts and the collection of related hospital receivables.

CRITICAL ACCOUNTING  POLICIES

Our consolidated financial statements for the fiscal year-ended April 30, 2002 include the accounts of our wholly owned subsidiaries, Tele-Lawyer, Inc. and Perspectives Health Management Corp. All Perspectives' results of operations, however, are reflected in one line item entitled income from discontinued operations. All significant inter-company balances and transactions have been eliminated in the consolidation.


Other critical accounting policies are discussed in Note 2 to the Consolidated Financial Statements and include policies for revenue recognition, particularly as to contract software development. To summarize, legal support services revenue is recognized as the services are provided. Revenue from service contracts is recognized over the contract term. Revenue from contracts to develop software modifications are generally recognized when the services are completed. Revenue from more significant, longer term arrangements to produce custom software applications are generally recognized using the percentage-of-completion method, except when collectibility is not reasonably assured in which case profit is realized using the installment method.

ASSETS

At April 30, 2002, we had cash of 1,145,512 as compared to $1,302 as of April 30, 2001. This increase was largely attributable to the reverse acquisition with Tele-Lawyer and the sale of Perspectives to Horizon. At April 30, 2002, we had trade accounts receivable in the amount of $316,912, from $3,715 for the prior year. This growth is due to the increase in technology sales we made during the reported year. We also maintain an account receivable balance related to our discontinued business segment (Perspectives) of $1,229,363 (less an allowance for estimated doubtful accounts and collection fees of $4,286,427).

Equipment, net of accumulated depreciation was $160,031 as of April 30, 2002 as compared to $126,268 as of April 30, 2001. We also reported the book value of our software license and rights to the MyACD phone system as $213,147. We purchased these rights for a combination of cash and the lease of our equipment to MyACD.

LIABILITIES  AND  STOCKHOLDERS'  EQUITY

At April 30, 2002, we had accounts payable of $79,735 as compared to $96,983 at April 30, 2001. In addition, we had accrued expense of $155,686 at April 30, 2002 as compared to $129,518 as of April 30, 2001. At April 30, 2002, the balance outstanding of our convertible notes, plus any accrued interest, was $249,288. Due to a disagreement as to the obligations place on us by these notes, we have recently brought suit against the note holder for a determination of our rights and responsibilities.

Stockholders' equity was $2,602,396 as of April 30, 2002, up as compared to ($150,216) for the prior year. This increase is attributable primarily to the reverse acquisition with Tele-Lawyer and the subsequent sale of the Perspectives' contracts to Horizon.

ITEM  7          FINANCIAL  STATEMENTS

The following financial statements, financial statement schedules and supplementary date are included:

    F-1     Independent  Auditors'  Report

 Audited  Financial  Statements:

    F-2     Consolidated  Balance  Sheets  - April 30, 2002 and April 30,  2001

    F-3 Consolidated Statements of Operations - Years Ended April 30, 2002 and April 30, 2001

    F-4 Consolidated Statements of Changes in Stockholders' Equity (Deficiency) - Years Ended April 30, 2002 and April 30, 2001

    F-5 Consolidated Statements of Cash Flows - Years Ended April 30, 2002 and April 30, 2001

    F-6     Notes  to  Consolidated  Financial  Statements


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  BALANCE  SHEETS
APRIL  30,  2002  AND  APRIL  30,  2001


               ASSETS                                  2002          2001
                                                 -----------   -----------
CURRENT ASSETS

Cash and cash equivalents                        $ 1,145,512   $     1,302

Accounts receivable, trade
                                                     316,912         3,715
Accounts receivable, discontinued
business segment net of allowances                 1,229,363

Prepaid expenses and other                            22,140
                                                 -----------   -----------


                                                   2,713,927         5,017
Property and equipment, net
of accumulated depreciation
of $112,702 and $61,339                              160,031       126,268

Software license, net                                213,147
                                                 -----------   ------------
                                                 $ 3,087,105   $   131,285

                                                 ============  ============


       LIABILITIES AND STOCKHOLDERS' EQUITY
                (DEFICIENCY)


CURRENT LIABILITIES

Accounts payable                                 $    79,735   $    96,983

Accrued expenses                                     155,686       129,518
                                                 ------------  ------------
                                                     235,421       226,501
LONG-TERM LIABILITIES

Convertible notes and accrued interest               249,288

Loan payable, officer/shareholder                                   55,000
                                                 -----------   ------------
                                                     249,288        55,000
                                                 ------------  ------------
                                                     484,709       281,501
                                                 ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

Common stock, $0.001 par value,
100,000,000 shares authorized,
6,071,232 and 5,354,997
shares issued and
outstanding                                            6,071         5,355

Additional paid-in capital                         6,031,614     1,599,644

Deficit                                           (3,435,289)   (1,755,215)
                                                 ------------  ------------
                                                   2,602,396      (150,216)
                                                 ------------  ------------
                                                 $ 3,087,105   $   131,285
                                                 ============  ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  OPERATIONS
YEARS  ENDED  APRIL  30,  2002  AND  2001


                                                       2002          2001
REVENUES
Legal support services                             $   368,961   $   212,790
Custom software contracts                              286,547       204,544
                                                   ------------  ------------
                                                       655,508       417,334
OPERATING COSTS AND EXPENSES

Legal support services                                 290,811       196,472

Software research and development                      980,219       706,551

Selling, general, and administrative                 1,097,611       863,299
                                                   ------------  ------------
                                                     2,368,641     1,766,322
                                                   ------------  ------------
LOSS FROM OPERATIONS                                (1,713,133)   (1,348,988)

OTHER INCOME

Interest                                               (15,449)       22,053

Rentals                                                  2,200         2,401
                                                   ------------  ------------
LOSS FROM CONTINUING OPERATIONS                     (1,726,382)   (1,324,534)

INCOME FROM DISCONTINUED OPERATIONS                     46,308
                                                   ------------  ------------
NET LOSS                                           $(1,680,074)  $(1,324,534)
                                                   ============  ============


BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
        Continuing operations                      $      (.29)  $      (.25)
                                                   ------------
        Discontinued operations                            .01
                                                   ------------
        Net                                        $      (.28)  $      (.25)
                                                   ============  ============
Weighted average common shares outstanding           5,953,350     5,342,691
                                                   ============  ============





SEE  NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS


LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIENCY)
YEARS  ENDED  APRIL  30,  2002  AND  APRIL  30,  2001


                         Shares
                         issued       Common         Additional
                         and  out-    Stock  par     Paid-in
                         standing     value          Capital  Deficit
BALANCE, MAY 1, 2001      5,354,997   $5,355  $1,599,644  $(1,755,215)

Net loss                                                   (1,680,074)

Reverse acquisition         490,096      490   4,205,985

Settlement of debts         126,139      126     126,085

Common stock issued
 for services               100,000      100      99,900
                        -----------   ------  ----------  ------------
BALANCE, APRIL 30, 2002   6,071,232   $6,071  $6,031,614  $(3,435,289)
                        ===========   ======  ==========  ============



BALANCE, MAY 1, 2000     5,341,666   $5,342  $1,419,657  $  (430,681)

Net loss                                                  (1,324,534)

Capital contributions                           140,000

Sale of common shares       13,331       13      39,987
                        -----------   ------  ----------  ------------

BALANCE, APRIL 30, 2001  5,354,997   $5,355  $1,599,644  $(1,755,215)
                        ===========  ======  ==========  ============

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  APRIL  30,  2002  AND  APRIL  30,  2001


                                                  2002           2001
OPERATING ACTIVITIES

Net cash used in operating activities            $(1,853,347)  $ (1,129,327)
                                                 ------------  -------------
INVESTING ACTIVITIES
Purchase of software license                        (214,927)

Purchase of property and equipment                   (85,127)      (145,509)
                                                 ------------  -------------
                                                    (300,054)      (145,509)
                                                 ------------- -------------
FINANCING ACTIVITIES

Proceeds from borrowings, officers / shareholders    407,000         55,000

Repayment of borrowings, officers / shareholders    (462,000)

Sale of common stock                                                 40,000

Capital contributions                                               140,000

Net cash received from sale of assets of
discontinued business segment                      2,940,319

Collections of accounts receivable
     of a discontinued business segment              412,292
                                                 ------------  -------------

                                                   3,297,611        235,000
                                                 ------------  -------------

Net increase (decrease) in cash and cash
 equivalents                                       1,144,210     (1,039,836)

Cash and cash equivalents, beginning of period         1,302      1,041,138
                                                 ------------  -------------
Cash and cash equivalents, end of period         $ 1,145,512   $      1,302
                                                 ============  =============

RECONCILIATION OF NET LOSS TO NET CASH
USED IN OPERATING ACTIVITIES

Net loss                                         $(1,680,074)  $ (1,324,534)

Non-cash items

     Depreciation and amortization                    53,144        (22,635)

     Common stock issued for services                100,000

Increase in operating (assets) liabilities

    Accounts receivable                             (313,197)           656

    Prepaid expenses and other                       (22,140)

    Accounts payable                                 (17,248)        42,398

    Accrued expenses                                  26,168        129,518
                                                 ------------  -------------
Net cash used in operating activities            $(1,853,347)  $ (1,129,327)
                                                 ============  =============

NON-CASH FINANCING ACTIVITIES IN 2002
(NONE IN 2001)

Conversion of debts into common stock ($126,139)

Conversion of accounts receivable from the
discontinued business segment into
common stock  ($1,641,655)

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2002 AND 2001
================================================================================

1.     NATURE  OF  OPERATIONS  AND  BACKGROUND  INFORMATION:

BUSINESS ACTIVITIES. Legal Access Technologies, Inc. (LATI) (Note 3), through its wholly-owned subsidiary Tele-Lawyer, Inc. (Tele-Lawyer), both Nevada Corporations (collectively, "the Company" or "LATI"), offers web-based phone and contact center services, web-based case management systems, web-based virtual law office portals and web-based unbundled legal services. The statewide legal service hubs that Tele-Lawyer creates feature multi-level offerings of legal products and services for its partners and legal consumers.

Some of the unbundled legal services include arranging for the provision of legal advice and information to consumers of legal services through licensed attorneys, continuing professional education for attorneys, and specialized telephone conferencing services for professionals, associations and the general public. The Company is in the process of further expanding its legal support services and geographic coverage to create a more comprehensive nationwide hub for access to these services.

The Company also designs custom software applications for these and other industries that are based on the technology developed for its legal support services.

CONCENTRATIONS. Because the Company generates substantial revenue from relatively few contracts with certain associations, a decline in the size or number of these arrangements could adversely affect future operations. For the most recent operating period presented, one development project accounted for 38% of the company's revenues. This project is estimated to be 50% complete and is expected to be finished during the second quarter of the next fiscal year. Due to the highly technical nature of its business, the Company is also dependent on several third parties in conducting its operations, including a gateway onto the Internet and database and server software. While the Company has long-term agreements with some of these providers, unsatisfactory service or the interruption of services for any reason could also have an adverse impact on the Company's operations.

2.     SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES:

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Legal Access Technologies, Inc. and its wholly-owned subsidiaries. All significant inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts, some of which may require revision in future periods.

CASH EQUIVALENTS. Cash equivalents consist of highly liquid investments purchased with initial maturities of three months or less.
PROPERTY AND EQUIPMENT. Property and equipment are stated at cost. Depreciation is computed using the straight-line and declining balance methods over the estimated useful lives of the assets (generally three to five years).

REVENUE RECOGNITION. Legal support services revenue is recognized as the services are provided. Revenue from service contracts is recognized over the contract term. Revenue from contracts to develop software modifications are generally recognized when the services are completed. Revenue from more significant or longer term arrangements to produce custom software applications are generally recognized using the percentage-of-completion method, except when collectibility is not reasonably assured in which case profit is realized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software is included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2002 AND 2001
================================================================================


ADVERTISING. Advertising (totaling $92,877 and $99,132 for the most recent and prior year) is expensed as incurred and is included in selling, general and administrative expenses.

RESEARCH AND DEVELOPMENT COSTS. Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The Company allocates certain executive salaries to research and development costs and general and administrative expense based on estimates of time devoted to the various activities. Included in research and development costs for the most recent and prior year presented is allocated salaries of approximately $95,000 and $180,000.

STOCK COMPENSATION. The Company accounts for stock-based employee compensation using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

NET LOSS PER SHARE. Options to purchase 897,500 shares of common stock and warrants to purchase 520,000 shares of common stock were not included in the computation of net loss per share because of the anti-dilutive effect.

RECLASSIFICATIONS. Certain amounts as previously reported have been reclassified to conform to the current year presentation.

3.     REVERSE  ACQUISITION  OF  LEGAL  ACCESS  TECHNOLOGIES,  INC.:

On June 12, 2001, in a transaction commonly referred to as a reverse acquisition and accounted for as a purchase, Tele-Lawyer, Inc. effectively acquired Dynamic Associates, Inc., which contemporaneously changed its name, and Tele-Lawyer became a wholly-owned subsidiary of LATI. In a reverse acquisition, the legal acquirer is treated for financial reporting purposes as the accounting acquiree, and accordingly, these consolidated financial statements are prepared as if Tele-Lawyer, Inc. acquired LATI as of June 12, 2001. As a result, LATI's year end has now changed from December 31 to April 30, which was Tele-Lawyer's year end.

The agreement called for each of Tele-Lawyer's shareholders to receive one new share of LATI common stock for each common share of Tele-Lawyer held;
accordingly, 5,354,997 shares were issued to Tele-Lawyer's shareholders in exchange for all of Tele-Lawyer's issued and outstanding common stock. LATI's shareholders (formerly Dynamic's shareholders) received one new share of LATI common stock for every 153 shares held; accordingly, 490,096 shares were issued to LATI's shareholders. In addition, each holder of an option or warrant to purchase shares of Tele-Lawyer's common stock exchanged the options and warrants for the same rights in LATI.

The  $4,206,975  purchase  price  was  allocated  to  the net assets acquired by

Tele-Lawyer,  Inc.  through  the  reverse  acquisition  as  follows:

     Cash                                                          $     92,085
     Healthcare  contracts                                            2,900,000
     Accounts  receivable,
      net  of  allowances                                             1,641,655
     Liabilities  assumed                                              (427,165)
                                                                    ------------
     Net  assets  acquired and credited to stockholder's equity     $ 4,206,575
                                                                    ============

Liabilities assumed included a $203,500 convertible note, plus accrued interest thereon (Note 6), approximately $126,139 for compensation payable to the former management that was settled at the time of the acquisition through the issuance of LATI common stock (Note 5) and other liabilities related to the operations of Perspectives Health Management Corporation (Perspectives), a wholly-owned subsidiary of Dynamic at the time of the reverse acquisition, which operations were contemporaneously discontinued (Note 4).

4.     DISCONTINUED  OPERATIONS:

Discontinued operations are presented in accordance with Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective September 30, 2001, LATI assigned all of the hospital management contracts held by Perspectives for approximately $2.9 million in cash to Horizon Mental Health Management, Inc. (Horizon) and entered into an agreement for Horizon to collect Perspectives' $5,886,427 of its

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2002 AND 2001
================================================================================



outstanding receivables. The collection agreement is for 3 years and Horizon is entitled to 50% of any collections during that time. Horizon has further agreed to pay all costs of collection from its portion of the proceeds. On September 30, 2001, the estimated net realizable value of the remaining accounts receivable balance, after an allowance for estimated doubtful accounts and collection fees, was $1,641,655. The April 30, 2002 balance ($1,229,363 net of allowances of 4,286,427) reflects the Company's share of receipts during the year totaling $436,430.

5.     EQUITY:

COMMON  STOCK.     In  April  2001,  pursuant to Rule 506 of Regulation D of the
Securities Act of 1933, the Company sold a total of 13,333 shares of its common stock at $3 per share to five investors.

In June 2002, in connection with the reverse acquisition of LATI, the Company issued 490,096 shares to the former shareholders of Dynamic Associates. Also in June 2002, the Company issued 126,139 shares of common stock valued at $1 per share based on recent cash transactions to settle obligations to former officers of the Company. In September 2002, 100,000 shares of common stock similarly valued at $1 per share were issued to other officers and employees for services, of which $62,500 was charged to software research and development costs and $37,500 was charged to selling, general, and administrative expense. The Company is considering additional private placements to fund expansion plans, however, there is no assurance that such funding or the expansion of services will occur.

STOCK OPTIONS AND WARRANTS. In April 2001, the Company adopted an incentive stock option plan. The plan authorizes the Company to issue options totaling up to 15% of the outstanding shares of the Company, not to exceed 2,500,000. Stock options issued prior to June 12, 2001 by Tele-Lawyer were converted on that date to LATI stock options under the same terms issued by Tele-Lawyer. The Company also adopted a director's stock option plan for issuance of stock options to outside directors. Of the options granted during 2002 and 2001, 56,472 and 126,231 were to non-employees for services in connection with various research and development activities.

The following table summarizes the stock option activity for the periods indicated (including stock options issued by Tele-Lawyer prior to the reverse acquisition and converted to LATI stock options in June of 2002):


                            NUMBER OF      WEIGHTED AVERAGE
                             SHARES        EXERCISE PRICE
------------------------------------------------------------

Balance at April 30, 2000      325,000     $         1.00
 Granted during 2001           751,231               3.00
 Expired during 2001          (350,000)              2.77
                          ------------     ----------------

Balance at April 30, 2001      726,231                2.22
 Granted during 2002           298,972                3.00
 Expired during 2002          (127,703)               3.00
                          ------------     ----------------
Balance at April 30, 2002      897,500     $          2.36
                          ============     ================

The  following table summarizes the stock options outstanding at April 30, 2002:

WEIGHTED AVERAGE     NUMBER OF OPTIONS    NUMBER OF OPTIONS   EXERCISE
CONTRACTUAL LIFE     OUTSTANDING          EXERCISABLE         PRICE
--------------------------------------------------------------------------------
..63 years            285,000               285,000            $1.00
1.81 years           612,500               247,500            $3.00
                     -------               -------
                     897,500               532,500
                     =======               =======

During 2001, the Company issued warrants to purchase 450,000 common shares at $3 per share in part to reacquire the rights to offer its legal support services in certain Midwestern states from a partnering company. 100,000 of these warrants expire on June 1, 2005, and 350,000 of these warrants expire on October 18, 2005. During 2002, the Company issued warrants to purchase 10,000 common shares at $1.50 per share (Note 7) in consideration for the repayment of two loans made by minority shareholders. These warrants will expire on August 20, 2003. Warrants to purchase 60,000 shares at

$3.00 per share were issued as part of a severance package to a former employee, which expire on March 16, 2003 (see also Note 7). None of the options or warrants that were issued by the Company have been exercised.

The principal assumptions selected to value the non-employee options and warrants, using the Black Scholes option-pricing model for calculating the "minimum value," included a "risk-free" interest rate of 5%, expected option life of three years, and no expected dividends. The minimum value calculation resulted in no recognized compensation and for employee options and warrants no pro forma effect of the fair value method on reported results due to immateriality.

6.     CONVERTIBLE  NOTE:

Immediately prior to the reverse acquisition, the management of Dynamic finalized an agreement with its note holders to convert up to $8,676,500 of debt into shares of common stock at the rate of $.15 per share. $8,473,000 of the debt was converted, increasing Dynamic's issued and outstanding common shares to 74,996,435 (reduced to 490,096 shares through a 153 to 1 reverse stock split). The remaining $203,500 note is outstanding at April 30, 2002, and bears interest at 10% per annum. Interest accrued on this note through April 30, 2002 was $45,788.

7.     RELATED  PARTY  LOANS,  PROMISSORY  NOTES  AND  OTHER  TRANSACTIONS:

During the periods presented, the Company borrowed from its chief executive officer and shareholder (CEO) in a series of unsecured, interest bearing demand loans. These loans totaled $55,000 as of April 30, 2001, reached a maximum of $212,000 on July 31, 2001, and were paid in full in October 2001, including interest of $7,172.

LATI also borrowed $100,000 during the most recent fiscal year under similar terms from another shareholder and relative of the CEO. This loan totaled $100,000 and was paid in full in October 2001, including interest of $2,953.

LATI also borrowed $75,000 each from two shareholders that was both borrowed and repaid in full during the most recent fiscal year, including interest and penalty for late payment of $1,125. The note was collateralized with Company receivables. In further consideration for this loan, LATI issued the shareholders warrants to purchase a total of 10,000 shares (5,000 shares each) of the Company's common stock at an exercise price of $1.50 per share.

A law firm partially owned by the Company's CEO performs services for the Company. These services totaled approximately $88,000 in 2001 and 2002 combined, of which a substantial portion was incurred by Dynamic prior to the reverse acquisition.

8.     INCOME  TAXES:

The Company's effective tax rate differs from the federal statutory rate due to a 100% valuation allowance effectively provided for any tax benefits that may result from net operating losses incurred, because of uncertainty discussed in
Note  9  under  "Management  Plans"  below.

As of the most recent balance sheet date presented, the Company has available unused operating loss carryforwards of approximately $3,200,000 expiring through April 30, 2022.

9.     COMMITMENTS  AND  CONTINGENCIES:

LEASES. The Company has an operating lease commitment for office facilities expiring May 31, 2006, with the option to terminate the lease May 31, 2004, with payment of a three-month penalty. Rent expense for the most recent and prior operating periods presented was approximately $174,000 and $128,000. Future minimum lease payments are approximately $220,000 per year through May 2004. The Company subleases approximately 17% of the space to a law firm in which an officer / shareholder of the Company is the managing principal. Minimum related party annual sub-rentals are approximately $37,000 through May 2004.

PROFESSIONAL LIABILITY AND LICENSING. Much of the Company's expected revenues are to be generated from law-related services. While any services requiring a license to practice law are to be offered only by licensed attorneys, the Company's relationship with these attorneys entails a risk of professional liability claims as well as ethical and other actions by state bar associations or other state regulatory organizations. In addition, services the Company provides directly to callers and website users, such as automated form preparation, access to certain published legal information, or referrals to third party legal services, among others, may create similar liability for injuries incurred in connection with using the service. The Company plans to purchase insurance (but is currently uninsured) for such claims, if any. The Company also believes that its operations are consistent with state licensure laws. However, actions by state bar or government regulatory organizations for violations of these statutes could have a substantial adverse effect on the Company's future financial position, results of operations, and cash flows.

TECHNOLOGY ACQUISITION DISCUSSIONS. The Company is currently negotiating the acquisition of certain existing court technologies that would add valuable and complementary technology to the Company's other products, as well as experienced personnel and an impressive court client list. The completion and ultimate terms resulting from these on-going negotiations is still uncertain at this time.

MANAGEMENT PLANS. While the Company has been operating the Tele-Lawyer business since May of 1989 and operating its legal advice service consistently since October of 1989, it has only recently begun implementing its new technology and services for legal aids, and to date, has no experience in providing and selling the various new legal services to be offered over the Internet to consumers. The development of these business strategies and software products has resulted in significant net losses and cash used in operating activities.

To become profitable, the Company plans to expand its product lines through development and acquisition and increase its potential customers including its client/affiliate network of Legal Services Organizations (LSO) nationwide. An LSO is a legal aid foundation, state bar association, state or federal court or any membership organization that seeks to provide legal services to its members. The Company plans to generate revenues through an LSO by providing technology solutions directly for the LSO as well as by servicing the clients who enter its network through the LSO. As of the most recent balance sheet date presented, the Company was servicing a relatively small number of LSOs. Subsequent to this period, the Company has executed or has pending agreements with multiple LSOs in several states that management believes will have a significant, positive impact on revenues and profitability.

To accomplish its business plans and expand its affiliate network of LSOs in a desirable timeframe, the Company must raise additional capital and accelerate the sales and implementation of client contracts and operations. The Company has recently been financing these activities with the proceeds from the assignment of Perspectives' contracts and collection of its receivables. The Company has also entered into an agreement to provide a medical services industry customer with custom software applications based on the technology the Company has developed for its legal services products. The Company and the customer are currently documenting the specifications of the application. The $500,000 contract is expected to be completed by the end of the second quarter of 2003, and the proceeds will be used to help fund the Company's expansion plans and research and development activities.

If the Company's objectives of raising additional capital and accelerating sales are accomplished, management believes, but there is no assurance, that the expanded services and network of LSOs will result in profitable operations and positive cash flows more quickly than if the Company is required to curtail development activities until additional revenues are generated from the implementation of existing agreements and future sales. Management believes, but there is no assurance, that either of these alternatives will result in profitable operations and positive cash flows. Management also believes that the Company's existing resources are sufficient to implement the latter alternative without significant additional equity financing.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following are the names of our officers and directors, their ages, their present positions, and some brief information about their background. The directors serve until successors are elected and qualified at a meeting of our shareholders. The officers are appointed to their positions, and continue in such positions at the discretion of the directors.

Name               Age         Offices  Held
----               ---         -------------
Michael  Cane      47          Director,  Chief  Executive  Officer  and
President
Elliot  Schear     50          Director,  Vice  President
Russell  Roth      55          Director
Steven  Fellows    33          Treasurer  and  Chief  Financial  Officer
David  Tussey      52          Chief  Technology  Officer



MICHAEL CANE has been our President, Chief Executive Officer and a director since the reverse acquisition with Tele-Lawyer in June of 2001 and was the President, Chief Executive Officer and a director of Tele-Lawyer since its inception in May of 1989. Mr. Cane attended the University of California, Irvine where he received a B.A. degree in Economics in June 1975 with high honors. He then went on to receive his Juris Doctor degree from the University of Southern California School Of Law in May of 1978, also receiving high honors. Among these honors were Order of the Coif, Phi Beta Kappa, Summa Cum Laude, Dean's Honor List, and The American Jurisprudence Award in Constitutional Law. He is a licensed member of the Nevada, Washington, California and Hawaii State Bars, the U.S. Tax Court and maintains Real Estate Broker licenses in Nevada, California and Hawaii. In addition to his role as our CEO, during the past several years, Mr. Cane has also been a Professor of law at Western State University School of Law (August 1991 to July 1997) and the managing member of Cane O'Neill Taylor, LLC, a private law practice (August 1998 to present). He is also the author of four books in the Five Minute Lawyer book series published by Bantam Doubleday Dell Publishing in May of 1995 (Divorce, Taxes, Bankruptcy and Estate Planning).

ELLIOT SCHEAR has been our Vice President and a director since the reverse acquisition with Tele-Lawyer in June of 2001, a Vice President and a director of Tele-Lawyer since 1999 and involved in Tele-Lawyer's marketing efforts since 1994. Mr. Schear graduated from the University of California, Los Angeles with a BA degree in Political Science in 1974 and then received his Masters in Public Relations from the University of Southern California in 1978. Since 1978, Mr. Schear has created and sold several businesses, including a network of metal working trade publications known as the Machine Shopper, and a local community newspaper in the Los Angeles area. From 1987 to 1999, Mr. Schear was also an owner of a business brokerage company in Los Angeles known as International Business Sales.

RUSSELL R. ROTH has been one of our directors since July 2001. From April 1998, until the present, Mr. Roth has been President, Chief Executive Officer, Chief Financial Officer and Chairman of Las Vegas Gaming, Inc., a public reporting company incorporated in Nevada that is in the business of developing, marketing and distributing casino games and related supplies. From January 1995 until December 1999, Mr. Roth had been the feature writer, editor and co-owner of the Las Vegas Investment Report and has managed portfolios for a few select individuals. From September 1994 to April 1996, Mr. Roth served as President of National Investment & Tax Managers, Inc. From January 1987 to April 1993, Mr. Roth served as Chief Financial Officer of Sotheby's Holdings, Inc., an art auction company. At Sotheby's Holdings, Inc., Mr. Roth spearheaded the Company's initial public offering in 1988. From 1983 to 1986, Mr. Roth served as Chief Financial Officer of Cessna Aircraft Company where Mr. Roth coordinated a successful merger of the Company with General Dynamics Corp. From 1974 to 1983, Mr. Roth served in various financial capacities for Rockwell International and the Bendix Corporation. Mr. Roth received his Bachelors of Science in Economics from the University of Kansas in 1968 and his Masters of Business Administration from the University of Michigan in 1973. He also serves on the board of directors of Lincoln International, Inc., a public reporting company traded on the Over-The-Counter Bulletin Board.

STEVEN D. FELLOWS has been our Chief Financial Officer since the reverse acquisition with Tele-Lawyer in June of 2001, and the Chief Financial Officer of Tele-Lawyer since May 2000. Mr. Fellows received his Masters of Accountancy from Brigham Young University in Provo, Utah. From 1991-1993, he worked as an independent systems consultant performing systems implementation and financial accounting services for small businesses. From 1993 - 1998, he worked for one of the largest international accounting firms in San Francisco, CA where he received an early promotion to manager and handled the accounts of private and publicly held companies, including Fortune 500 businesses. From 1998 to 2000, Mr. Fellows was Chief Financial Officer of VROOM.com in Dallas, TX, where he oversaw all financial and accounting aspects of the business.

DAVID TUSSEY has been our Chief Technology Officer since April of 2002. Mr. Tussey obtained a BS in Computer Science from Vanderbilt University in 1972, going on to get his Masters in Computer Systems Management from the Naval Postgraduate School in 1978. His technology career began with 20 years of distinguished service in US Naval Aviation and Aviation Technology. After retiring from the Navy in 1992, Mr. Tussey joined American Management Systems as a Project Manager and attained a position as a Senior Principal when he left in 1999. From 1999 to 2001, Mr. Tussey worked for Sapient as Director of Program Management and from 2001 to the date he joined us as CTO, Mr. Tussey served as the Director of Service Delivery at Logical Design Solutions.
TERMS  OF  OFFICE

The Company's directors are appointed for one-year terms to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with our by-laws. Officers are appointed by the board of directors and hold office until removed by the board.

FORMER  DIRECTORS  AND  OFFICERS

The following are the names and some information on our former officers and directors. These officers and directors resigned on June 12, 2002, as part of the agreement for the acquisition of Tele-Lawyer.

     Name                    Age         Position
     ----                    ---         --------
     Jan  Wallace            46          Director,  President
     Grace  Sim              42          Secretary,  Treasurer,  Director

JAN WALLACE was one of our directors and our President from April 1995 to June 2001. Ms. Wallace was previously Vice President of Active Systems, Inc. a Canadian Company specializing in SGML Software an ISO standard in Ottawa, Ontario. Prior to that she was President and Owner of Mailhouse Plus, Ltd., an office equipment distribution company that was sold to Ascom Corporation. She has also been in management with Pitney Bowes, Canada, and Bell Canada where she received its highest award in Sales and Marketing. Ms. Wallace was educated at Queens University in Kingston, Ontario and Carleton University, Ottawa, Ontario in Political Science with a minor in Economics. Ms. Wallace is also the

President and a Director of MW Medical, Inc., a publicly held company incorporated in Nevada.

GRACE SIM was our Secretary/Treasurer and one of our directors. She is currently the Secretary/Treasurer and a director of MW Medical, Inc., a publicly held company incorporated in Nevada. Ms. Sim joined us in January 1997. Before that, Ms. Sim owned Sim Accounting, an accounting consulting company in Ottawa, Ontario, Canada. Between 1993 and 1994, she worked as the controller with Fulline, an office equipment company and with Mailhouse Plus Ltd. between 1990 and 1992. Ms. Sim received her Bachelor of Mathematics with honors from the University of Waterloo in Waterloo, Ontario.

SIGNIFICANT  EMPLOYEES

We do not have any employees who are not an officer or director that are expected to make a significant contribution to the business.
SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

                        Number        Transactions    Known  Failures
Name  and               Of  late      Not  Timely     To  File  a
principal  position     Reports       Reported        Required  Form
-------------------------------------------------------------------------
Michael Cane, Director,
Chief Executive Officer
and  President              1          0          0

Elliot  Schear, Director,
Vice  President             1          0          0

Russell  Roth,  Director    1          0          0

Steven  Fellows,
Treasurer  and
Chief  Financial  Officer   1          0          0

David  Tussey, Chief
Technology  Officer         1          0          0

ITEM  10     EXECUTIVE  COMPENSATION

The following table sets forth certain information as to the Company's Chief Executive Officer and the highest paid officers and directors for its last three fiscal years. No other compensation was paid to any such officers or directors during this time period, except as provided. The information provided also reflects compensation issued prior to the reverse acquisition with Tele-Lawyer, Inc. by that company.


                         Annual Compensation Table
                         -------------------------

                Annual Compensation               Long Term Compensation
                -------------------               ----------------------
                                        Other                             All
                                        Annual                            Other
                                        Com-   Re-                        Com-
                                        pen-   stricted Warrants          pen-
                                        sa-    Stock    &       LTIP      sa-
Name       Title    Year Salary   Bonus tion   Awarded  Options payouts($)tion
----       -----    ---- -------- ----- ------ ------- ------- ---------  ----


Michael
A. Cane   Director, 2000    42,500     0    0      0     50,000             0
          CEO and   2001   120,000     0    0      0          0             0
          President 2002   155,000     0    0      0          0             0
--------------------------------------------------------------------------------

Elliot T.
Schear    Director, 2000         0     0    0      0     50,000             0
          Vice      2001         0     0    0      0     50,000       120,000
          President 2002    40,000     0    0 25,000          0        80,000
--------------------------------------------------------------------------------

Steven D.
Fellows   Treasurer 2000         0     0    0      0          0         5,000
          CFO       2001    82,500     0    0      0    100,000         5,000
                    2002    90,000 2,000    0 25,000          0             0
--------------------------------------------------------------------------------


Russell
Roth      Director  2000         0       0       0            0             0
                    2001         0       0       0            0             0
                    2002         0       0       0       25,000             0
--------------------------------------------------------------------------------

David
Tussey    Director  2000         0       0       0            0             0
                    2001         0       0       0            0             0
                    2002     6,151       0       0       60,000             0
--------------------------------------------------------------------------------





There can be no assurance that the amounts of compensation actually paid, or the persons to whom it is paid for 2002-2003, will not differ materially from the above amounts. All compensation paid prior to June 12, 2001, was provided by Tele-Lawyer and not by Legal Access Technologies. Stock and options issued prior to June 12, 2001, by Tele-Lawyer were converted on June 12, 2001, to Legal Access Technologies stock and options under the same terms issued by Tele-Lawyer.


PAST  OFFICERS  AND  DIRECTORS

                         Annual Compensation Table
                         -------------------------

                Annual Compensation               Long Term Compensation
                -------------------               ----------------------
                                        Other                            All
                                        Annual                           Other
                                        Com-                             Com-
                                        pen-   Restricted                pen-
                                        sa-    Stock  Options/   LTIP    sa-
Name       Title    Year Salary   Bonus tion   Awarded SARs*(#)payouts($)tion
----       -----    ---- -------- ----- ------ ------- ------- --------- ----

Jan        Director  1999 $108,958    0      0       0      0         0      0
Wallace    CEO       2000       $0    0      0       0      0         0      0
           President 2001       $0    0      0  80,875      0         0      0


Grace     Director   1999 $ 64,000    0      0       0      0         0      0
Sim       Sec., and  2000 $      0    0      0       0      0         0      0
          Treasurer  2001 $      0    0      0  45,264      0         0      0





OPTIONS

The following table sets forth the number of options issued and exercised during the most recent fiscal year-end April 30, 2002, and the value of such options for the Chief Executive Officer and the named Executive Officers. These options include those exchanged for stock options issued by Tele-Lawyer, Inc. prior to the reverse acquisition.




               NUMBER  OF
               SECURITIES          %  OF  TOTAL
               UNDERLYING          OPTIONS  GRANTED
               OPTIONS  GRANTED    TO  EMPLOYEES  IN  EXERCISE  OR   EXPIRATION
NAME           IN  FISCAL  YEAR    FISCAL  YEAR       BASE  PRICE    DATE
----           -----------------   ------------      -----------     ----
Michael Cane    50,000                5.42%          $1.00            12-15-02
--------------------------------------------------------------------------------

Elliot Schear.  100,000               10.84%         50,000 options   50,000 ex-
                                                     at $1.00 and     pire 12-15
                                                     50,000 options   -02 and
                                                     at $3.00         50,000 ex-
                                                                      pire 6-1
                                                                      -03
--------------------------------------------------------------------------------

Steven Fellows  100,000               10.84%        $3.00             6-1-03
--------------------------------------------------------------------------------

Russ Roth        25,000                2.71%        $3.00             6-25-04
--------------------------------------------------------------------------------

David Tussey     60,000                6.50%        $3.00             4-8-05





                                           NO. OF            VALUE  OF
                                           SECURITIES        UNEXERCISED
                                           UNDERLYING        IN THE MONEY
         NO. OF                            UNEXERCISED       OPTIONS AT
         SHARES                            OPTIONS AT        FISCAL YEAR
NAME     EXERCISED     VALUE  REALIZED     FISCAL YEAR END   END
----     ---------     ---------------     ---------         ------------------
Michael
Cane             0                   0      50,000            $25,000

Elliot
Schear           0                   0     100,000            $25,000

Steven
Fellows          0                   0     100,000                  0

Russ Roth        0                   0      25,000                  0

David Tussey     0                   0      60,000                  0

COMPENSATION  OF  DIRECTORS

Directors who are not our employees or consultants are not paid for their services for attending board or committee meetings.

During the fiscal year ended April 30, 2002, pursuant to our Director's Stock Option Plan, options to purchase 25,000 shares of our Common Stock at an exercise price of $3.00 per share were granted to Mr. Russ Roth for acting as one of our directors. These options vest as follows:

8,333  shares  on  12-25-01
8,333  shares  on  6-25-02
8,334  shares  on  6-25-03

These  options  will  expire  on  6-25-04.

EMPLOYMENT  AGREEMENTS

On June 12, 2001, we entered into employment agreements with each of our new officers, Michael Cane, Elliot Schear and Steven Fellows, for a term of one year. On April 8, 2002, we entered into an employment agreement with our new CTO, David Tussey for a term of one year. All of these agreements, however, can be terminated by either party on two weeks notice.


ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of April 30, 2002 and by our officers and directors as a group. Except as otherwise indicated, all shares are owned directly.

                  Name  and  address     Amount  of             Percent of
Title of class    of beneficial owner    beneficial ownership   class*
--------------    -------------------    --------------------   ---------------
Common  Stock     Michael  A.  Cane              2,821,279(1)           46.47%
                  (President,  Director)
                  2300 W. Sahara Ave.,
                  Suite  500
                  Las  Vegas,  NV  89102

Common  Stock     Brian  Mekelburg                 312,500               5.15%
                  8631  West  3rd  St.,  #1035
                  Los  Angeles,  CA  90048

Common  Stock     Nancy  Mekelburg                 312,500               5.15%
                  8631  West  3rd  St.,  #1035
                  Los  Angeles,  CA  90048

Common  Stock     Myrna Lee Mekelburg Trust        600,000               9.88%
                  3111  Belair  Dr.,  #17G
                  Las  Vegas,  NV  89109

Common  Stock     VMR                              333,333               5.49%
                  AM  Kronberger  Hang  5
                  65824  Schwalbach  am  Taunus
                  Germany
                  Voting  Power:  Kevin  Devine

Common  Stock     Herb  and  Shirley  Cane         312,500               5.15%
                  2636  Arimo
                  Henderson,  NV

Common  Stock     Elliot  Schear                    25,000(2)            0.41%
                  (Director)
                  23915  Strathern  St.
                  West  Hills,  CA  91304

Common  Stock     Steven  Fellows                   25,000(3)             0.41%
                  (CFO)
                  2300  W.  Sahara  Ave.,
                  Suite  500
                  Las  Vegas,  NV  89102

Common  Stock     David  Tussey                     0(4)                  0%
                  (CTO)
                  2300  W.  Sahara  Ave.,
                  Suite  500
                  Las  Vegas,  NV  89102

Common  Stock     Russell  R.  Roth,  Director       9,750(5)             0.16%
                  3120  South  Rainbow  Blvd.
                  Suite  204
                  Las  Vegas,  NV  89146

Common  Stock     All  Officers  and  Directors      2,881,029            47.45%
                  as  a  Group  (5  persons)
--------------------------------------------------------------------------------


*  Based  on  6,071,232 shares of common stock outstanding as of April 30, 2002.
(1) Mr. Cane also holds stock options to purchase 50,000 shares at a price of $1.00.
(2) Mr. Schear also holds stock options to purchase 50,000 shares at a price of $1.00 and 50,000 shares at a price of $3.00 per share.
(3) Mr. Fellows also holds stock options to purchase 100,000 shares at a price of $3.00.
(4) Mr. Tussey also holds stock options to purchase 60,000 shares at a price of $3.00, none of which has vested as of this date.
(5) Mr. Roth also holds stock options to purchase 25,000 shares at a price of $3.00, 1/3rd of which has not vested as of this date.

Other than the shareholders listed above, we know of no other person who is the beneficial owner of more than five percent of our common stock.

ITEM  12          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Except as disclosed below, none of the following parties has any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that, in either case, has or will materially affect our business or results of operations.

-     Director  or  officer

-     Proposed  nominee  for  election  as  a  director
- Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares
-     Promoter
-     Relative  or  spouse  of  any  of  the  foregoing  persons

A law firm partially owned by Michael A. Cane, our director, CEO, President and controlling shareholder, acts from time to time as our counsel for corporate and securities matters. During the fiscal year reported, we paid accrued legal fees to this law firm in the amount of $83,899. This law firm also subleases approximately 17% of our office space for $3,107 per month through May 2004.

ITEM  13     EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)     Reports  on  Form  8-K.

     1. We filed a Form 8K and Form 8K/A on August 13 and August 27, 2001, respectively, with the US Securities and Exchange Commission to report the acquisition by share exchange of Tele-Lawyer, Inc., the resignation of our former directors and officers, the appointment of their replacements, our name change, the reverse stock split and the conversion of our note debt to common stock.

     2. On October 9, 2001, we filed a Form 8K to report our sale of the Perspectives' hospital contracts to Horizon.

(b)  Exhibits

     None
                                       39

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Legal  Access  Technologies,  Inc.


                              By:  /s/ Michael  A.  Cane
                                   ____________________________
                                   Michael  A.  Cane,
                                   President  and  Chief  Executive  Officer
                                   Dated:  July  17,  2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature          Title                             Date
     ---------          -----                             ----
/s/Michael  A.  Cane    President;  Chief  Executive      July  17,  2002
--------------------    Officer  (Principal
Michael  A.  Cane       Executive  Officer)  and
                        Director

/s/ Steven D. Fellows
--------------------    Chief  Financial  Officer         July  17,  2002
Steven  D.  Fellows     (Principal  Financial  and
                        Accounting  Officer)  and
                        Treasurer

/s/ Elliot  Schear
--------------------    Vice  President and Director      July 17, 2002
Elliot  Schear


/s/ Russell  Roth
--------------------    Director                          July  17,  2002
Russell  Roth