Form 10KSB/A
period 2002-04-30
LEGAL ACCESS TECHNOLOGIES INC
filed 2002-07-26
CIK 878146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

Transitional  Small Business Disclosure Format (check one):  Yes [   ]  No [ X ]

ITEM  7          FINANCIAL  STATEMENTS


This filing amends our 10KSB filed on July 19, 2002 in the following manner. Our previous filing inadvertently left out the Independent Auditor's Report, which is now included in this amendment. Additionally, we corrected a number of items within the filed version of our financial statements that did not conform to the hard copy version received from our auditor because of an error in coordination of the filing of the electronic version of the documents. This amendment includes the following financial statements, financial statement schedules and supplementary data:



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

          F-6          Notes  to  Consolidated  Financial  Statements


ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES



                              FINANCIAL STATEMENTS



                       YEARS ENDED APRIL 30, 2002 AND 2001

LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
APRIL  30,  2002  AND  2001
===============================================================================





                                    CONTENTS


                                                            PAGE


INDEPENDENT  AUDITORS'  REPORT                              1

FINANCIAL  STATEMENTS:
Balance  sheets                                             2

Statements  of  operations                                  3

Statements  of  stockholders'  equity  (deficiency)         4

Statements  of  cash  flows                                 5

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS            6 - 10

------------------------------
PBTK
PIERCY BOWLER
TAYLOR & KERN
------------------------------
Certified Public Accountants
Business Advice

A member of
Horwath International

                   INDEPENDENT  AUDITOR'S  REPORT



Board  of  Directors
Legal  Access  Technologies,  Inc.  and  Subsidiaries
Las  Vegas,  Nevada

We have audited the accompanying consolidated balance sheets of Legal Access Technologies, Inc. and Subsidiaries as of April 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legal Access Technologies, Inc. and Subsidiaries as of April 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.



/s/ PIERCY,  BOWLER,  TAYLOR  &  KERN
Certified  Public  Accountants  and  Business  Advisors


June  5,  2002



      (702) 384-1120 * (702) 870-2474 * 6100 Elton Avenue, Suite 1000
                  * Las Vegas, NV 89107-0123 * pbtk.com


LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
BALANCE  SHEETS
APRIL  30,  2002  AND  2001
===============================================================================


                                       2002          2001
                                    ------------  ------------

ASSETS

CURRENT ASSETS

Cash and cash equivalents           $ 1,145,512   $     1,302

Accounts receivable, trade              316,912         3,715

Accounts receivable,
 discontinued business
 segment, net of
 allowances                           1,229,363
Prepaid expenses and other               22,140
                                    ------------  ------------
                                      2,713,927         5,017

PROPERTY AND EQUIPMENT,
NET OF ACCUMULATED
DEPRECIATION OF
112,702 AND $61,339                    160,031       126,268

SOFTWARE LICENSE, NET                   213,147
                                    ------------  ------------
                                    $ 3,087,105   $   131,285
                                    ============  ============
LIABILITIES AND
STOCKHOLDERS'
EQUITY (DEFICIENCY)

CURRENT LIABILITIES

Accounts payable                    $    79,735   $    96,983

Accrued expenses                        155,686       129,518
                                    ------------  ------------
                                        235,421       226,501
LONG-TERM LIABILITIES
Convertible notes and
accrued interest                        249,288

Loan payable, officer
/ shareholder                                          55,000
                                    ------------  ------------
                                        249,288        55,000
                                    ------------  ------------
                                        484,709       281,501
                                    ------------  ------------


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
                                    ============  ============



See  notes  to  consolidated  financial  statements.


LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
STATEMENTS  OF  OPERATIONS
YEARS  ENDED  APRIL  30,  2002  AND  2001
===============================================================================


                                           2002        2001
                                       ------------  ---------
REVENUES

Legal support services                 $   368,961   $   212,790

Custom software contracts                  286,547       204,544
                                       ------------  ------------
                                           655,508       417,334
                                       ------------  -----------


OPERATING COSTS AND EXPENSES

Legal support services                     290,811       196,472

Software research and
development                                980,219       706,551

Selling, general and
administrative                           1,097,611       863,299
                                       ------------  ------------
                                         2,368,641     1,766,322
                                       ------------  ------------
LOSS FROM OPERATIONS                    (1,713,133)   (1,348,988)

OTHER INCOME (EXPENSE)

Interest                                   (15,449)       22,053

Rentals                                      2,200         2,401
                                       ------------  ------------
LOSS FROM CONTINUING
OPERATIONS                              (1,726,382)   (1,324,534)

INCOME FROM DISCONTINUED
OPERATIONS                                  46,308
                                       ------------  ------------
NET LOSS                               $(1,680,074)  $(1,324,534)
                                       ============  ============
BASIC AND DILUTED
INCOME (LOSS)
PER COMMON SHARE

Continuing operations                  $     (0.29)  $     (0.25)

Discontinued operations                       0.01
                                       ------------  ------------
Net loss                               $     (0.28)  $     (0.25)
                                       ============  ============


WEIGHTED AVERAGE
COMMON SHARES
OUTSTANDING                              5,953,350     5,342,691
                                       ============  ============



See  notes  to  consolidated  financial  statements.


LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIENCY)
YEARS  ENDED  APRIL  30,  2002  AND  2001
===============================================================================



                               Shares
                               issued       Common     Additional
                               and  out-    stock par  paid-in
                               standing     value      capital  Deficit
---------------------------------------------------------------------------
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
                               ===========  ======  ==========  ============








See  notes  to  consolidated  financial  statements.


LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
STATEMENTS  OF  CASH  FLOWS
YEARS  ENDED  APRIL  30,  2002  AND  2001
===============================================================================

                                            2002          2001
                                        ------------  ------------
Operating activities

Net cash used in
operating activities                    $(1,853,347)  $(1,129,327)
                                        ------------  ------------
Investing activities

Purchase of software
license                                    (214,927)

Purchase of property
and equipment                               (85,127)     (145,509)
                                        ------------  ------------
Net cash used in
investing activities                       (300,054)     (145,509)
                                        ------------  ------------
Financing activities

Proceeds from borrowings,
officers / shareholders                     407,000        55,000

Repayment of borrowings,
officers / shareholders                    (462,000)

Sale of common stock                                       40,000

Capital contributions                                     140,000

Net cash received
from sale of assets
of discontinued
business segment                          2,940,319

Collection of accounts
receivable of
a discontinued
business segment                            412,292
                                        ------------  ------------
Net cash provided
by financing activites                    3,297,611       235,000
                                        ------------  ------------
Net increase (decrease)
in cash and
cash equivalents                          1,144,210    (1,039,836)

Cash and cash
equivalents, beginning
of year                                       1,302     1,041,138
                                        ------------  ------------
Cash and cash
equivalents,
end of year                             $ 1,145,512   $     1,302
                                        ============  ============
Reconciliation of
net loss to net
cash used in
operating activities

Net loss                                $(1,680,074)  $(1,324,534)

Non-cash items

     Depreciation and ammortization          53,144        22,635

     Common stock issued for services       100,000

Increase in operating (assets)
Liabilities

     Accounts receivable                   (313,197)          656

     Prepaid expenses and other             (22,140)

     Accounts payable                       (17,248)       42,398

     Accrued expenses                        26,168       129,518
                                        ------------  ------------
Net cash used in operating
activites                               $(1,853,347)  $(1,129,327)
                                        ============  ============
Non-cash financing activities

Conversion of accounts
receivable from the
discontinued business segment
into common stock                       $ 1,641,655
                                        ============
Conversion of debts into
common stock                            $   126,139
                                        ============




See  notes  to  consolidated  financial  statements.

LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
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

Due to the highly technical nature of the its business, the Company is also dependent on several third parties in conducting its operations, including a gateway onto the Internet and database and server software. While the Company has long-term agreements with some of these providers, unsatisfactory service or the interruption of services for any reason could also have an adverse impact on the Company's operations.

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

LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
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

3.     REVERSE  ACQUISITION  OF  LEGAL  ACCESS  TECHNOLOGIES,  INC.:

On June 12, 2001, in a transaction commonly referred to as a reverse acquisition and accounted for as a purchase, Tele-Lawyer, Inc. effectively acquired Dynamic Associates, Inc., which contemporaneously changed its name and Tele-Lawyer became a wholly-owned subsidiary of LATI. In a reverse acquisition, the legal acquirer is treated for financial reporting purposes as the accounting acquiree, and accordingly, these consolidated financial statements are prepared as if Tele-Lawyer, Inc. acquired LATI as of June 12, 2001. As a result, LATI's year-end has now changed from December 31 to April 30, which was Tele-Lawyer's year-end.

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

The $4,206,475 purchase price was allocated to the net assets acquired by Tele-Lawyer, Inc. through the reverse acquisition as follows:

     Cash                                            $  92,085
     Healthcare  contracts                           2,900,000
     Accounts  receivable,  net  of  allowances      1,641,655
     Liabilities  assumed                             (427,265)
                                                  -------------
     Net  assets  acquired and credited
     to stockholders' equity                      $  4,206,475
                                                  =============

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

LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
YEARS  ENDED  APRIL  30,  2002  AND  2001
================================================================================



4.     DISCONTINUED  OPERATIONS:

Discontinued operations are presented in accordance with Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Effective September 30, 2001, LATI assigned all of the hospital management contracts held by Perspectives for approximately $2.9 million in cash to Horizon Mental Health Management, Inc. (Horizon) and entered into an agreement for Horizon to collect Perspectives' $5,886,427 of its outstanding receivables. The collection agreement is for three years and Horizon is entitled to 50% of any collections during that time. Horizon has further agreed to pay all costs of collection from its portion of the proceeds. On September 30, 2001, the estimated net realizable value of the remaining accounts receivable balance, after an allowance for estimated doubtful accounts and collection fees, was $1,641,655. The April 30, 2002 balance ($1,229,363 net of allowances of $4,286,427) reflects the Company's share of receipts during the year totaling $436,430.

5.     EQUITY:

COMMON STOCK. In April 2001, pursuant to Rule 506 of Regulation D of the Securities Act of 1933, the Company sold a total of 13,331 shares of its common stock at $3 per share to five investors.

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

The following table summarizes the stock option activity for the periods indicated (including stock options issued by Tele-Lawyer prior to the reverse acquisition and converted to LATI stock options in June of 2002):

                                               WEIGHTED AVERAGE
                         NUMBER OF SHARES      EXERCISE PRICE
                        -----------------     ---------------
Balance at April 30, 2000        325,000        $  1.00
  Granted during 2001            751,231           3.00
  Expired during 2001           (350,000)          2.77
                        -----------------     ---------------

Balance at April 30, 2001        726,231           2.22
  Granted during 2002            298,972           3.00
  Expired during 2002           (127,703)          3.00
                        -----------------     ---------------
Balance at April 30, 2002        897,500        $  2.36
                        =================     ===============

The  following table summarizes the stock options outstanding at April 30, 2002:


     WEIGHTED AVERAGE     NUMBER OF OPTIONS    NUMBER OF OPTIONS    EXERCISE
     CONTRACTUAL LIFE     OUTSTANDING          EXERCISABLE          PRICE
     ----------------     -----------------    -----------------    --------

            .63 years               285,000              285,000       $1.00
           1.81 years               612,500              247,500       $3.00
                          -----------------    -----------------
                                    897,500              532,500
                          =================    =================

During 2001, the Company issued warrants to purchase 450,000 common shares at $3 per share in part to reacquire the rights to offer its legal support services in certain Midwestern states from a partnering company. 100,000 of these warrants

LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
YEARS  ENDED  APRIL  30,  2002  AND  2001
================================================================================


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

6.     CONVERTIBLE  NOTES:

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

7.     RELATED  PARTY  LOANS,  NOTES  AND  OTHER  TRANSACTIONS:

During the periods presented, the Company borrowed from its chief executive officer and shareholder (CEO) in a series of unsecured, interest bearing demand loans. These loans totaled $55,000 as of April 30, 2001, reached a maximum of $212,000 on July 31, 2001 and were paid in full in October 2001, including interest of $7,172.

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

9.     COMMITMENTS  AND  CONTINGENCIES:

LEASES. The Company has an operating lease commitment for office facilities expiring May 31, 2006, with the option to terminate the lease May 31, 2004 with payment of a three-month penalty. Rent expense for the most recent and prior operating periods presented was approximately $174,000 and $128,000. Future minimum lease payments are approximately $220,000 per year through May 2004. The Company subleases approximately 17% of the space to a law firm in which an officer/shareholder of the Company is the managing principal. Minimum related party annual sub-rentals are approximately $37,000 through May 2004.

PROFESSIONAL LIABILITY AND LICENSING. Much of the Company's expected revenues are to be generated from law-related services. While any services requiring a license to practice law are to be offered only by licensed attorneys, the Company's relationship with these attorneys entails a risk of professional liability claims as well as ethical and other actions by state

LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS  (CONTINUED)
YEARS  ENDED  APRIL  30,  2002  AND  2001
================================================================================


bar associations or other state regulatory organizations. In addition, services the Company provides directly to its callers and website users, such as automated form preparation, access to certain published legal information, or referrals to third party legal services, among others, may create similar liability for injuries incurred in connection with using the service. The Company plans to purchase insurance (but is currently uninsured) for such claims, if any. The Company also believes that its operations are consistent with state licensure laws. However, actions by state bar or government regulatory organizations for violations of these statutes could have a substantial adverse effect on the Company's future financial position, results of operations, and cash flows.

TECHNOLOGY ACQUISITION DISCUSSIONS. The Company is currently negotiating the acquisition of certain existing court technologies that would add valuable and complimentary technology to the Company's other products, as well as experienced personnel and an impressive court client list. The completion and ultimate terms resulting from these on-going negotiations is still uncertain at this time.

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

To become profitable, the Company plans to expand its product lines through developement and acquisition and increase its potential customers including its client/affiliate network of Legal Services Organizations (LSO) nationwide. An LSO is a legal aid foundation, state bar association, state or federal court or any membership organization that seeks to provide legal services to its members. The Company plans to generate revenues through an LSO by providing technology solutions directly for the LSO as well as by servicing the clients who enter its network through the LSO. As of the most recent balance sheet date presented, the Company was servicing a relatively small number of LSOs. Subsequent to this period, the Company has executed or has pending agreements with multiple LSOs in several states that management believes will have a significant, positive impact on revenues and profitability.

To accomplish its business plans and expand its affiliate network of LSOs in a desirable time frame, the Company must raise additional capital and accelerate the sales and implementation of client contracts and operations. The Company has recently been financing these activities with the proceeds from the assignment of Perspectives' contracts and collection of its receivables. The Company has also entered into an agreement to provide a medical services industry customer with custom software applications based on the technology the Company has developed for its legal services products. The Company and the customer are currently documenting the specifications of the application. The $500,000 contract is expected to be completed by the end of the second quarter of 2003, and the proceeds will be used to help fund the Company's expansion plans and research and development activities.

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


                              Legal  Access  Technologies,  Inc.


                              By:/s/  Michael  A.  Cane
                                 ----------------------
                                 Michael  A.  Cane,
                                 President and Chief Executive Officer
                                 Dated:  July  25,  2002


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                            Date
---------                 -----                            ----
/s/  Michael  A. Cane     President; Chief Executive       July 25, 2002
----------------------    Officer  (Principal
Michael  A.  Cane         Executive  Officer)  and
                          Director


/s/  Steven  D.  Fellows  Chief  Financial Officer         July 25, 2002
-----------------------   (Principal  Financial  and
Steven  D.  Fellows       Accounting  Officer)  and
Treasurer


/s/  Elliot  Schear       Vice  President and Director     July 25, 2002
-------------------
Elliot  Schear


/s/  Russell  Roth        Director                         July  25,  2002
------------------
Russell  Roth