Form 10QSB
period 2002-07-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2002-09-16
CIK 878146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For  the  quarterly  period  ended  July  31,  2002

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

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,071,232 shares of Common Stock as of July 31, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

PART  1  -  FINANCIAL  INFORMATION

ITEM  1.     FINANCIAL  STATEMENTS

BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2002 are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.

The financial statements present the activities of Legal Access Technologies, Inc. ("LATI") and its subsidiaries Tele-Lawyer, Inc. ("Tele-Lawyer") and Perspectives Health Management Corp. ("Perspectives"). All significant inter-company balances and transactions have been eliminated in the consolidation.



     LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
     BALANCE  SHEETS
     JULY  31,  2002  AND  APRIL  30,  2001
================================================================================

                                           July  31,  2002
                                             (Unaudited)      April 30, 2002
                                           ----------------  ----------------
ASSETS



  Current Assets

  Cash and cash equivalents                $       568,728   $     1,145,512
  Accounts receivable, trade                       372,799           316,912
  Accounts receivable, discontinued
  business segment, net of allowances            1,134,892         1,229,363
  Prepaid expenses and other                                          22,140
                                           ----------------  ----------------

                                                 2,076,419         2,713,927

  Property and equipment, net
  of accumulated depreciation
  of $93,451 and $112,702                          217,117           160,031
  Software License, net                            203,581           213,147
                                           ----------------  ----------------

                                           $     2,497,117   $     3,087,105
                                           ================  ================


LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIENCY)

  Current liabilities
  Accounts payable                         $        99,497   $        79,735
  Accrued expenses                                 150,649           155,686
                                           ----------------  ----------------

                                                   250,146           235,421

  Long-term liabilities
  Convertible notes and accrued interest           254,375           249,288
                                           ----------------  ----------------

                                                   504,521           484,709
                                           ----------------  ----------------

  Stockholders' equity (deficiency)
  Common stock, $0.001 par
   value, 100,000,000 shares
  authorized, 6,071,232 shares
  issued and outstanding                             6,071             6,071
  Additional paid-in capital                     6,031,614         6,031,614
  Deficit                                       (4,045,089)       (3,435,289)
                                           ----------------  ----------------

                                                 1,992,596         2,602,396
                                           ----------------  ----------------
                                           ----------------  ----------------

                                           $     2,497,117   $     3,087,105
                                           ================  ================




     LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
     STATEMENTS  OF  OPERATIONS
     THREE-MONTH  PERIOD  ENDED  JULY  31,  2002  AND  2001  (UNAUDITED)
================================================================================



                                                Three Months      Three Months
                                                July 31, 2002    July 31, 2001
                                               ---------------  ---------------
                                                            -                -
  Revenues                                     $      110,135   $       55,607
                                               ---------------  ---------------

  Operating costs and expenses
  Legal support services                              109,582           26,928
  Software research and development                   218,540          223,496
  Selling, general, and administrative                390,467          215,175
                                               ---------------  ---------------
                                                      718,589          465,599
                                               ---------------  ---------------

  Loss from operations                               (608,454)        (409,992)

  Other income (expense)
  Interest                                             (1,946)          (5,449)
  Rentals                                                 600              601
                                               ---------------  ---------------
  Loss from continuing operations                    (609,800)        (414,840)

  Income from discontinued operations                                   46,308
                                               ---------------  ---------------

  Net loss                                     $     (609,800)  $     (368,532)
                                               ===============  ===============


  Basic and diluted income
  (loss) per common share:
  Continuing operations                        $        (0.10)  $        (0.07)
  Discontinued operations                      $            -   $         0.01
                                               ---------------  ---------------

  Net                                          $        (0.10)  $        (0.06)
                                               ===============  ===============

  Weighted average common shares outstanding        6,071,232        5,688,115
                                               ===============  ===============




     LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
     STATEMENTS  OF  STOCKHOLDERS'  EQUITY  (DEFICIENCY)
     THREE-MONTH  PERIOD  ENDED  JULY  31,  2002  (UNAUDITED)
================================================================================
                                                         Additional
                         Shares issued     Common stock  paid-in
                         and outstanding   par value     Capital      Deficit
                         ---------------  -------------  ----------  ----------

Balance, May 1, 2002      6,071,232        $     6,071  $ 6,031,614  (3,435,289)
  Net loss                                                             (609,800)
                         ---------------  -------------  ----------  ----------

  Balance July 31, 2002   6,071,232        $     6,071  $ 6,031,614  (4,045,089)
                         ===============  =============  ==========  ==========




     LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
     STATEMENTS  OF  CASH  FLOWS
     THREE-MONTH  PERIOD  ENDED  JULY  31,  2002  AND  2001  (UNAUDITED)
================================================================================



                                              Three Months       Three Months
                                              July 31, 2002      July 31, 2001
                                             ----------------  ----------------

Operating activities
Net cash used in operating
 activities                                  $     (593,467)   $     (190,998)
                                             ----------------  ----------------

  Investing activities
  Purchase of software license                       (1,250)
  Purchase of property and equipment                (76,538)
                                             ----------------  ----------------

  Net cash used in investing activities             (77,788)
                                             ----------------  ----------------

  Financing activities
  Proceeds from borrowings,
  officers / shareholders                                            157,000
  Net cash received from sale of
  assets of discontinued business
   segment                                                           285,236
  Collection of accounts receivable
   of a discontinued business
   segment                                           94,471
                                             ----------------  ----------------

  Net cash provided by
   financing activities                              94,471          442,236
                                             ----------------  ----------------

  Net increase (decrease) in
   cash and cash equivalents                      (576,784)          251,238
  Cash and cash equivalents,
   beginning of quarter                           1,145,512             1,302
                                             ----------------  ----------------

  Cash and cash equivalents,
  end of quarter                              $     568,728    $       252,540
                                             ================  ================


  Reconciliation of net loss to net
   cash used in operating activities
  Net loss                                         (609,800)        (368,533)
  Non-cash items:
       Depreciation and amortization                 30,268           10,873
       Common stock issued for services                              100,000
  Increase in operating (assets) liabilities
      Accounts receivable                           (55,887)         (24,939)
      Prepaid expenses and other                     22,140
      Accounts payable                               19,762          (10,245)
      Accrued expenses                               (5,037)
      Accrued interest                                5,087          101,846
                                             ----------------  ----------------

  Net cash used in operating activities       $    (593,467)   $     (190,998)
                                             ================  ================


ITEM  1.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The  Current  Plan  of  Operations

Historically, as part of the Tele-Lawyer operations, we have been in the business of arranging for the provision of legal advice and information to consumers of legal services through licensed attorneys. We also produce and sell specialized phone conferencing applications to professionals and associations. The specialized phone conference applications are most often in the form of continuing education programs for attorneys called "Tele-Seminars".

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

During this and our next fiscal year, we plan to set up these statewide hubs through strategic partnerships and vendor arrangements with existing legal aid groups, bar associations and state and federal courts ("Legal Service Organizations"). These legal service hubs will feature dual phone and web access as well as several choices of price, service and type of product for consumers of legal services. The vendor and partnership arrangements with Legal Service Organizations will not only provide us with direct income from the sale of our technology and services, these arrangements will provide a network for the marketing and sale to consumers of our unbundled legal products and services within each state.

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

We expect to become profitable through the expansion of our client/affiliate network of Legal Service Organizations nationwide. We generate revenues through a Legal Service Organization by providing them with technology solutions as well as by providing unbundled products and services to persons they refer to our consumer website and phone lines. We currently service a relatively small number of Legal Service Organizations; however, we have recently added 6 new contracts with Legal Service Organizations in Nevada, Ohio, Illinois, Pennsylvania and Tennessee, and, after some delay, are finally in the process of fully implementing 3 older agreements in Illinois, Florida and Maryland. The delay in the implementation of these agreements was caused by delays in the release of the new version of our case management system. This has resulted in a delay in our anticipated income growth as well as sales to new Legal Service Organizations. In August of this year, we completed the development of this new version of the case management system, and thus management anticipates income growth and additional sales to follow in the second and third quarters of this year.

In general, the development and implementation period of for our web based case management and phone products and services has taken longer than we had expected. However, management expects that this time period will shorten with regard to any future launch as our products have become more standardized and stable. If our belief in this regard is accurate, management believes, but there is no assurance, that the expansion of the affiliate network of Legal Service Organizations will result in profitable operations and positive cash flows prior to year end.


Technology  Development

Subsequent to the end of our first quarter, but prior to the date of this report, we completed the planned enhancements to our case management system. These enhancements, we believed, were necessary to properly service our legal aid clients.

Our case management system now contains all of the advanced administrative and reporting features required by the funding sources of these organizations. The product is differentiated from other case management systems in the market because it is web-based and integrates with our phone system. The integration of this web-based case management system with our computer telephony allows legal aid organizations to function as virtual, wide-area-network call centers greatly increasing their effectiveness and efficiency. We expect to have our new systems implemented at each of the legal aid organizations currently under contract by the end of October, 2002.

We are also continuing negotiations with a provider of technology that enables law firms to file documents directly to a court via the Internet. We believe that this technology will enhance our position as a leading provider of electronic solutions to the legal profession. Prior negotiations with another provider of such technology have stalled for the time being and no plans are in place at this time with regard to any acquisition of that system. Any acquisition of this type of technology will be dependent on the timing of our implementation of current client contracts, as well as the receipt of the financing necessary to enter into this additional business opportunity. Our decision will also be colored by the fact that we have secured a contract with the Nevada Department of Hearings and Appeals to provide electronic filing and other technology services.

Management continues to investigate, review and discuss opportunities to acquire or partner in technology development and deployment that enhance the delivery of legal services and support the operation of Legal Service Organizations.

Assets

At July 31, 2002, we had cash of $568,728 as compared to $1,145,512 as of April 30, 2002. The decrease is due to cash used in the development of our case management system. Due to problems that arose during the fourth quarter of last year, we have experienced numerous delays in the development and implementation of its case management system. Management believes these problems have been largely resolved and that upon implementation of the systems, revenues will increase significantly.

At July 31, 2002, trade accounts receivable was $372,799 as compared with $316,912 as of April 30, 2002. The increase reflects our new agreements with Legal Service Organizations and other product sales. Not included in these accounts receivable are those of Perspectives, which are labeled as "Accounts receivable, discontinued business segment, net of allowances".

Equipment purchased totaled approximately $76,500 and equipment, net of accumulated depreciation was $217,117 as of July 31, 2002 as compared to $160,031 as of April 30, 2002.

Liabilities  and  Stockholders'  Equity

As  of  July 31, 2002, we had accounts payable of $99,497 as compared to $79,735 as of April 30, 2002. In addition, we had accrued expenses of $150,649 as of July 31, 2002 as compared to $155,686 as of April 30, 2002. The increase in accounts payable was attributable to an increase in our operating costs and expenses. Accrued expenses include $135,000 of brokerage fees related to the sale of the assets of Perspectives.

As of July 31, 2002, the balance outstanding of convertible notes we owed was $203,500, plus accrued interest of $50,875, due in 2006.

Stockholders' equity was $1,992,596 as of July 31, 2002, as compared to $2,602,396 as of April 30, 2002. Losses sustained during this quarter are directly attributable to delays in the development of our case management system. These delays caused us to be unable to realize potential income from our existing contracts. We believe that we have been successful in our efforts to eliminate these problems and expect losses to be reduced as existing contracts are activated during the second and third quarters of this year.

Results  of  Operations

We generated $110,135 in revenues during the three months ended January 31, 2002. We generated $55,607 during the same three months of the prior year. Although sales have continued to increase from quarter to quarter, revenue growth has been slowed by the longer than expected time to develop and implement the new version of our case management system. As discussed above, we recently completed the development tasks necessary to release this new version and expect to begin operations at each of the legal aid organizations currently under contract during the second and third quarters of 2002. General and Administrative Expenses were $390,467 during the three month period ended July 31, 2002 and $215,175 during the same period in the prior year. This increase reflects our increased sales efforts, as well as efforts to secure additional financing. We incurred $218,540 in software research and development costs during the three month period ended July 31, 2002, and $223,496 during the same period in the prior year. As a result, we showed a net loss of $609,800 or $.10 per share in this quarter, as compared to a loss of $368,532 or $.06 per share in the first quarter last year.

We continue to make relatively large investments in the development of our software products, focusing on the completion of the web-based systems for Legal Service Organizations. Shortly after implementation of the systems that have been developed, we expect revenues to increase. This should occur in the second and third quarters of this year.

Liquidity  and  Capital  Resources

As of July 31, 2002, we maintained $568,728 in cash and cash equivalents. During the three months ended July 31, 2002, we used $593,467 in operating activities and $77,788 in investing activities. Our financing activities provided $94,471 from the collection of accounts receivable of a discontinued business segment. We expect cash flows from operations to increase upon the full deployment of our technology with our current clients.

We expect continued negative cash flows from our operating activities and to make additional capital expenditures in order to expand our affiliate network of Legal Services Organizations. The cash requirements for any expansion in the short term will need to be obtained by outside financing. Management is currently working with several consultants to raise additional capital through the sale of our equity securities. As an alternative and in conjunction with such financing activities, management has taken steps recently to cut operating and development costs in order to minimize any liquidity problems. Subsequent to the reported quarter, management began limited cost cutting measures that it expects to accelerate in October and November if no financing is obtained.

Forward  Looking  Statements

The information contained in this section and elsewhere may at times represent management's best estimates of our future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. Our ability to accomplish these objectives and whether or not it will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward looking assessments of profitability contained in this document to be reasonable; however, we cannot assure investors that any projections or assessments contained in this document, or otherwise made by management, will be realized or achieved at any level.

                           PART II - OTHER INFORMATION

ITEM  1.          LEGAL  PROCEEDINGS

We recently brought suit against our one remaining note holder for a determination of our obligations under its notes and for the enforcement of an agreement we believe was reached with that note holder. The note holder then filed a counterclaim against us asking for full payment of all principal and interest (due in 2006), and alleging a default under the notes. Management does not believe that this matter will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM  2.     CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

None

ITEM  3.          DEFAULT  UPON  SENIOR  SECURITIES

None


ITEM  4.          SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

None

ITEM  5.     OTHER  INFORMATION

None

ITEM  6.     EXHIBITS  AND  REPORTS  ON  FORM  8-K.

     (a)     Exhibits:

     99.1 Officers' Certification under Section 906 of the Sarbanes-Oxley Act of 2002

     (b)     Reports  on  Form  8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


LEGAL  ACCESS  TECHNOLOGIES,  INC.



Date:  September  16,  2002        /s/ MICHAEL A. CANE
                                   _______________________
                                   MICHAEL A. CANE
                                   Chief  Executive  Officer
                                   President, Secretary  & Director,
                                   Principal  Executive  Officer



                                   /s/ STEVEN  D.  FELLOWS
                                   _______________________
                                   STEVEN D. FELLOWS
                                   Chief  Financial  Officer  &
                                   Principal  Accounting  Officer,
                                   Principal  Financial  Officer