Form 10QSB
period 2002-10-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2002-12-16
CIK 878146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  October  31,  2002

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

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,088,732 shares of Common Stock as of October 31, 2002.

Transitional  Small  Business  Disclosure Format (check one):  Yes [  ]   No [X]

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders' equity (deficiency) in conformity with generally accepted accounting principles. For further information, please refer to the annual financial statements of the Company and related notes included within the Company's Annual Report on Form 10KSB for the fiscal year ended April 30, 2002, previously filed with the Securities and Exchange Commission, from which the information as of April 30, 2002 is derived.

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended October 31, 2002 are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.

The financial statements present the activities of Legal Access Technologies, Inc. ("LATI") and its subsidiaries Tele-Lawyer, Inc. ("Tele-Lawyer") and Perspectives Health Management Corp. ("Perspectives"). All significant inter-company balances and transactions have been eliminated in the consolidation.

GENERAL

The Company's consolidated financial statements included with this Form 10QSB are as follows:

     (A)  Balance  sheets  as of October 31, 2002 (unaudited) and April 30, 2002

     (B) Statements of operations for the three and six months ended October 31, 2002 and 2001 (unaudited)

     (C) Statements of cash flows for the six months ended October 31, 2002 and 2001 (unaudited)

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
================================================================================


                                                  October 31,
                                                     2002
                                                  (Unaudited)    April 30, 2002
                                                  ------------   --------------
ASSETS

Current Assets
Cash and cash equivalents                         $   307,475     $ 1,145,512
Accounts receivable, trade                            340,552         316,912
Accounts receivable, discontinued business
 segment, net of allowances                         1,067,557       1,229,363
Prepaid expenses and other                              3,086          22,140
                                                  ------------    ------------

                                                    1,718,670       2,713,927

Property and equipment, net of accumulated
 depreciation of $116,472 and $112,702                200,288         160,031
Software License, net                                 192,730         213,147
                                                  ------------    ------------

                                                  $ 2,111,688     $ 3,087,105
                                                  ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable                                  $   133,550     $    79,735
Accrued expenses                                      158,513         155,686
                                                  ------------    ------------

                                                      292,063         235,421

Long-term liabilities
Convertible notes and accrued interest                259,463         249,288
                                                  ------------    ------------

                                                      551,526         484,709
                                                  ------------    ------------

Stockholders' equity (deficiency)
Common stock, $0.001 par value, 100,000,000
 shares authorized, 6,088,732 and 6,071,232
 shares issued and outstanding                          6,088           6,071
Additional paid-in capital                          6,049,097       6,031,614
Deficit                                            (4,495,023)     (3,435,289)
                                                  ------------    ------------

                                                    1,560,162       2,602,396
                                                  ------------    ------------

                                                  $ 2,111,688     $ 3,087,105
                                                  ============    ============


                                       3
<PAGE


LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
================================================================================


                                       Three Months ended October 31, Six Months ended October 31,
                                           2002            2001           2002           2001
                                       --------------  -------------  -------------  -------------

Revenues                               $     226,189   $     49,056   $    336,324   $    104,663
                                       --------------  -------------  -------------  -------------

Operating costs and expenses
Legal support services                       214,491         27,182        324,073         54,110
Software research and development            228,650        235,086        447,190        458,582
Selling, general, and administrative         229,857        277,589        620,324        492,764
                                       --------------  -------------  -------------  -------------
                                             672,998        539,857      1,391,587      1,005,456
                                       --------------  -------------  -------------  -------------

Loss from operations                        (446,809)      (490,801)    (1,055,263)      (900,793)

Other income (expense)
Interest                                      (3,725)        33,230         (5,671)        27,781
Rentals                                          600            600          1,200          1,201
                                       --------------  -------------  -------------  -------------
Loss from continuing operations             (449,934)      (456,971)    (1,059,734)      (871,811)

Income From Operations of
Discontinued Business Segment                                                              46,308
                                       --------------  -------------  -------------  -------------
Net loss                               $    (449,934)  $   (456,971)  $ (1,059,734)  $   (825,503)
                                       ==============  =============  =============  =============

Basic and diluted income (loss)
per common share:

Continuing operations                  $       (0.07)  $      (0.08)  $      (0.17)  $      (0.15)
                                       --------------  -------------  -------------
Discontinued Operations                                                              $       0.01
                                                                                     -------------
Net                                    $       (0.07)  $      (0.08)  $      (0.17)  $      (0.14)
                                       ==============  =============  =============  =============

Weighted average common
 shares outstanding                        6,075,607      6,071,232      6,071,232      5,852,308
                                       ==============  =============  =============  =============

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
================================================================================


                                             Six Months     Six Months
                                             October 31,    October 31,
                                                2002            2001
                                            -------------  ------------
Operating activities
Net cash used in operating activities       $   (915,863)  $  (553,235)
                                            -------------  ------------

Investing activities
Purchase of software license                      (1,250)
Purchase of property and equipment               (82,730)      (11,715)
                                            -------------  ------------
Net cash used in investing activities            (83,980)      (11,715)
                                            -------------  ------------

Financing activities
Loans extended, related parties                                407,000
Repayment of loans, related parties                           (462,000)
Net cash received from sale of assets
 of discontinued business segment                            3,001,119
Collection of accounts receivable of
 a discontinued business segment                 161,806        19,500
                                            -------------  ------------
Net cash provided by financing activities        161,806     2,965,619
                                            -------------  ------------

Net increase (decrease) in cash and
 cash equivalents                               (838,037)    2,400,669
Cash and cash equivalents, beginning
 of period                                     1,145,512         1,302
                                            -------------  ------------
Cash and cash equivalents, end of period    $    307,475   $ 2,401,971
                                            =============  ============

Reconciliation of net loss to net cash
 used in operating activities
Net loss                                      (1,059,734)     (825,503)
Non-cash items:
  Depreciation and amortization                   64,140        23,110
  Common stock issued for services                17,500       100,000
Increase in operating (assets) liabilities
  Accounts receivable                            (23,640)      (30,130)
  Prepaid expenses and other                      19,054
  Accounts payable                                53,815        (2,596)
  Accrued expenses                                 2,827       181,884
  Accrued interest                                10,175
                                            -------------  ------------
Net cash used in operating activities       $   (915,863)  $  (553,235)
                                            =============  ============

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

We are striving to become profitable through the expansion of our client/affiliate network of Legal Service Organizations nationwide. We generate revenues through a Legal Service Organization by providing them with technology solutions as well as by providing unbundled products and services to persons they refer to our consumer website and phone lines. We currently service Legal Service Organizations in Nevada, Ohio, Illinois, Pennsylvania, Tennessee, Kentucky, Florida and Maryland.

Legal service organizations in these states are slowly going "live" with our products and services resulting in an increase in revenues. Some delays in the implementation of these agreements have been caused by delays in the completion and stabilization of our technology products. These delays are the result of difficulties encountered in the development of the software, slow response by the clients and insufficient resources necessary to support the development and hosting of these products. When the legal service organizations in the states listed above become fully integrated onto our systems, we expect an accelerated increase in the growth of our income.

In order to accelerate the development of our systems to meet the market demand for our products and services, we are in the process of seeking financing. The structure and the terms of this financing have not yet been determined. If the financing is completed as expected, management believes, but there is no assurance, that we will be able to complete the development of our products and services and that an expansion of the affiliate network of Legal Service Organizations will result in profitable operations and positive cash flows prior to the end of our fiscal year.

In general, the development and implementation period of for our web based case management and phone products and services (see Section on Technology Development below) has taken longer than we had expected. However, management expects that this time period will shorten with regard to any future launch as our products become more standardized and stable.

Technology Development

During the most recent quarter, we have been involved in testing and stabilizing our products and services with clients. This implementation and testing period has taken longer than we expected and is nearing completion but is not yet complete. We expect this period to extend through the third quarter and our legal service organization clients to go live with our products in January and February of 2003.

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

We have also completed development of technology that enables law firms to file documents directly to an administrative agency or a court via the Internet. This technology has been successfully installed and is operating at the Nevada Department of Hearings and Appeals. We believe that this technology will enhance our position as a leading provider of electronic solutions to the legal profession. Prior negotiations with two other providers of such technology have stalled for the time being and no plans are in place at this time with regard to any acquisition of those systems. Any acquisition of this type of technology will be dependent on the timing of our implementation of current client contracts, as well as the receipt of the contemplated financing necessary to enter into this additional business opportunity.

Management continues to investigate, review and discuss opportunities to acquire or partner in technology development and deployment that enhance the delivery of legal services and support the operation of Legal Service Organizations.

Financial Position

The decrease in cash since April 30, 2002 is largely due to the development of our case management system and problems that have arisen during the development and implementation cycle of this system. We have experienced numerous delays in the launching of our case management system and generating revenue. Management believes these problems are being resolved and that upon implementation of the systems over the coming months, revenues will increase significantly.

At October 31, 2002, trade accounts receivable was $340,552 as compared with $316,912 as of April 30, 2002. The increase reflects our new agreements with Legal Service Organizations and other product sales. Not included in these accounts receivable are those of Perspectives, which are labeled as "Accounts receivable, discontinued business segment, net of allowances".

Equipment purchased during the six months ended October 31, 2002 totaled approximately $82,730.

The increase in accounts payable since April 30, 2002 was attributable to an increase in our operating costs and expenses.

Critical Accounting Policies

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

Results of Operations

Although sales have continued to increase from quarter to quarter, revenue growth has been slowed by the longer than expected time to develop and implement our technology products and services. Although the case management system has been completed, due to the longer than expected testing and implementation periods and time required to stabilize the product, most of our legal service organization clients have not been fully activated thus delaying the growth of our revenues. General and Administrative Expenses were $229,840 and $620,324 during the three and six months ended October 31, 2002 and $277,589 and $492,764 during the same periods in the prior year. The increase in these expenses for the comparative six month period reflects the Company's increased public relations efforts, as well as its efforts to secure financing. The decrease in the comparative three month periods reflects management's attempt to minimize overhead costs in order to focus limited resources on the implementation of our technology products and services. We incurred $228,650 and $447,190 in software research and development costs during the three and six months ended October 31, 2002, and $235,086 and 458,582 during the same periods in the prior year. As a result, we showed a net loss of $449,934 or $.07 per share in this quarter, as compared to a loss of $456,971 or $.08 per share in the second quarter last year, and a net loss of $1,059,734 or $.17 per share for the six months ended October 31, 2002 and $825,503 or $.14 per share for the six months ended October 31, 2001.

We continue to make relatively large investments in the development of our software products, focusing on the completion of the web-based systems for Legal Service Organizations. In the most recent quarter, we report an increase in revenues that reflects the partial success of our efforts. During the third and fourth quarters of the current fiscal year, we expect revenues to continue to increase as the systems are implemented at the legal service organizations currently under contract.

Liquidity and Capital Resources

We expect cash flows from operations to increase upon the full deployment of our technology with our current clients. However, we also expect continued negative cash flows from our operating activities and to make additional capital expenditures in order to expand our affiliate network of Legal Services Organizations. The cash requirements for any expansion in the short-term will need to be obtained by outside financing. Management is currently working with several consultants to raise additional capital through the sale of our equity and debt securities. As an alternative and in conjunction with such financing activities, management has taken steps recently to cut operating and development costs in order to minimize any liquidity problems. Subsequent to the reported quarter, management began limited cost cutting measures that it expects to continue through the end of the year if no financing is obtained.

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

ITEM 3.     CONTROLS AND PROCEDURES

As required by Rule 13a-14 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequate in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

On October 1, 2002, a suit was filed by an individual against us and two of our officers regarding a portion of a note converted to common stock prior to the reverse acquisition in June of 2001. On November 25, 2002, we filed a counterclaim against the individual based on an $18,500 debt that was assigned to us by the beneficial holder of the note in question. Management does not believe that this matter will have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

In October 2002, 17,500 shares of common stock valued at $1 per share were issued to employees for services related to software research and development.

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


                                      LEGAL ACCESS TECHNOLOGIES, INC.


                                      /s/ Michael A. Cane
Date:  December 13, 2002              ____________________________________
                                      MICHAEL A. CANE
                                      Chief Executive Officer
                                      President, Secretary & Director,
                                      Principal Executive Officer



                                      /s/ Steven D. Fellows
                                      ____________________________________
                                      STEVEN D. FELLOWS
                                      Chief Financial Officer &
                                      Principal Accounting Officer,
                                      Principal Financial Officer

                                 CERTIFICATIONS

The undersigned, Michael Cane and Steven D. Fellows, Chief Executive Officer and Chief Financial Officer of Legal Access Technologies, Inc. (the "Registrant"), each certify that;

(1) I have reviewed this quarterly report on Form10-QSB of Legal Access Technologies, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

(4) The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

(6) The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  December 13, 2002


                                       By:     /s/ Michael Cane
                                               ---------------------------------
                                       Name:   Michael Cane
                                       Title:  Chief Executive Officer



                                       By:     /s/ Steven D. Fellows
                                               ---------------------------------
                                       Name:   Steven D. Fellows
                                       Title:  Chief Financial Officer