Form 10QSB
period 2003-01-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2003-03-17
CIK 878146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For  the  quarterly  period  ended  January  31,  2003

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

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,088,732 shares of Common Stock as of January 31, 2003.

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

In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended January 31, 2003 are not necessarily indicative of the results that can be expected for the year ending April 30, 2003.

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

GENERAL

The Company's consolidated financial statements included with this Form 10QSB are as follows:

(A)  Balance  sheets  as  of  January  31,  2002  (unaudited) and April 30, 2002
(B) Statements of operations for the three and nine months ended January 31, 2003 and 2002 (unaudited)
(C) Statements of cash flows for the nine months ended January 31, 2003 and 2002 (unaudited)


     LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  STATEMENTS  OF  OPERATIONS  (UNAUDITED)
     THREE  AND  NINE  MONTHS  ENDED  JANUARY  31,  2003  AND  2002  (Unaudited)

================================================================================

                                            January 31, 2003
                                             (Unaudited)      April 30, 2002
                                           ----------------------------------

                                           ASSETS

Current Assets
Cash and cash
equivalents                                $       139,277   $     1,145,512

Accounts receivable,
trade                                               28,011           316,912

Accounts receivable,
discontinued business
segment, net of
allowances                                         985,739         1,229,363

Prepaid expenses
and other                                            4,392            22,140
                                           ----------------------------------

                                                 1,157,419         2,713,927

Property and
equipment,
net of accumulated
depreciation of
$139,778 and
$112,702                                           178,310           160,031

Software license,
net                                                181,880           213,147
                                           ----------------------------------

                                           $     1,517,609   $     3,087,105
                                           ==================================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                           $        56,173   $        79,735
Accrued expenses                                   151,378           155,686
                                           ----------------------------------

                                                   307,551           235,421

Long-term liabilities
Convertible notes and accrued interest             264,550           249,288
                                           ----------------------------------

                                                   572,101           484,709
                                           ----------------------------------

Stockholders' equity
Common stock,
$0.001 par value,
100,000,000 shares
authorized, 6,088,732 and
6,071,232 shares issued
and outstanding                                      6,088             6,071

Additional paid-in
capital                                          6,049,097         6,031,614
Deficit                                         (5,109,677)       (3,435,289)
                                           ----------------------------------

                                                   945,508         2,602,396
                                           ----------------------------------
                                           ----------------------------------
                                           $     1,517,609   $     3,087,105
                                           ==================================


See notes to consolidated financial statements

     LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  STATEMENTS  OF  OPERATIONS
     THREE  AND  NINE  MONTHS  ENDED  JANUARY  31,  2003  AND  2002  (Unaudited)
================================================================================





                                     Three Months Three Months  Nine Months  Nine Months
                                       ended         ended        ended         ended
                                     January 31, January 31,    January 31,   January 31,
                                        2003         2002          2003         2002
                                    ----------------------------------------------------
  Revenues                          $  162,763   $  238,549   $   499,087   $   343,212
                                    ----------------------------------------------------

  Operating costs and expenses
  Legal support services               138,891      122,818       462,964       176,928
  Software research and
  development                          132,076      319,502       579,266       778,084
  Selling, general, and
  administrative                       501,943      294,275     1,122,267       787,039
                                    ----------------------------------------------------

                                       772,910      736,595     2,164,497     1,742,051
                                    ----------------------------------------------------

  Loss from operations                (610,147)    (498,046)   (1,665,410)   (1,398,839)


  Other income (expense)
  Interest                              (4,707)       5,417       (10,378)      (16,102)
                                    ----------------------------------------------------
  Rentals                                  200          600         1,400         1,801
                                    ----------------------------------------------------
  Loss from continuing operations     (614,654)    (492,029)   (1,674,388)   (1,413,140)

  Income from operations of
  discontinued business segment                                                  46,308
                                    ----------------------------------------------------

  Net loss                          $ (614,654)  $ (492,029)  $(1,674,388)  $(1,366,832)
                                    ====================================================


  Basic and diluted income (loss)
  per common share:
  Continuing operations             $    (0.10)  $    (0.08)  $     (0.28)  $     (0.24)
  Discontinued operations                                                          0.01
                                    ----------------------------------------------------
  Net                               $    (0.10)  $    (0.08)  $     (0.28)  $     (0.23)
                                    ===========  ===========  ============  ============
  Weighted average common
  shares outstanding                 6,088,732    6,071,232     6,078,232     5,917,985
                                    ===========  ===========  ============  ============



  See notes to consolidated financial statements


     LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS
     NINE  MONTHS  ENDED  JANUARY  31,  2003  AND  2002  (Unaudited)
================================================================================



                                            Nine Months ended     Nine Months ended
                                            January 31, 2003       January 31, 2002
                                         ------------------------------------------

  Operating activities
  Net cash used in operating
  activities                             $                (1,164,550)  $(1,076,413)
                                         ------------------------------------------

  Investing activities
  Purchase of software license                                (1,250)      (26,812)
  Purchase of property and
   equipment                                                 (84,059)      (35,359)
                                         ------------------------------------------

  Net cash used in investing
   activities                                                (85,309)      (62,171)
                                         ------------------------------------------

  Financing activities
  Proceeds from promissory note                                            150,000
  Repayment of promissory note                                            (150,000)
  Proceeds from loans, related parties                                     257,000
  Repayment of loans, related parties                                     (312,000)
  Net cash received from
   disposal of discontinued
   business segment                                                      2,935,231
  Collection of accounts
   receivable of a discontinued
   business segment                                          243,624       294,145
                                         ------------------------------------------

  Net cash provided by
   financing activities                                      243,624     3,174,376
                                         ------------------------------------------

  Net increase (decrease) in
   cash and cash equivalents                              (1,006,235)    2,035,792
  Cash and cash equivalents,
   beginning of period                                     1,145,512         1,302
                                         ------------------------------------------

  Cash and cash equivalents,
   end of period                         $                   139,277   $ 2,037,094
                                         ==========================================


  Reconciliation of net loss
   to net cash used in
   operating activities
  Net loss                                                (1,674,388)   (1,366,832)
  Non-cash items:
       Depreciation and amortization                          98,297        35,532
       Common stock issued for services                       17,500       100,000
  Increase in operating
   (assets) liabilities
      Accounts receivable                                    288,901       (37,010)
      Prepaid expenses and other                              17,748       (22,196)
      Accounts payable                                        76,438       127,793
      Accrued expenses                                        (4,308)       86,300
      Accrued interest                                        15,262
                                         ------------------------------------------

  Net cash used in
  operating activities                   $                (1,164,550)  $(1,076,413)
                                         ==========================================


  See notes to consolidated financial statements





     LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
     CONSOLIDATED  STATEMENTS  OF  STOCKHOLDERS'  EQUITY
     NINE  MONTHS  ENDED  JANUARY  31,  2003  (UNAUDITED)
================================================================================

                                                   Common
                                                   stock  Additional
                                  Shares issued    par    paid-in
                                  and outstanding  value  Capital  Deficit
                                  ---------------------------------------------
 Balances, May 1, 2002            6,071,232   $6,071  $6,031,614  $(3,435,289)
  Common Stock issued                17,500   $   17  $   17,483
  Net loss                                                         (1,674,388)
                                  ---------------------------------------------
  Balances, January 31, 2003      6,088,732   $6,088  $6,049,097  $(5,109,677)
                                  =============================================




  See notes to consolidated financial statements


LEGAL  ACCESS  TECHNOLOGIES,  INC.  AND  SUBSIDIARIES
NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
----------------------------------------------


1.  Bad  Debt  Expense.

In this quarter, the Company wrote off approximately $316,000 to bad debt expense primarily due to the termination of one contract for case management systems because it was not technologically feasible to complete this contract in a reasonable amount of time, and the project was discontinued.

2.  Going  concern  contingency.

As more fully discussed in Item 2, Management's Discussion and Analysis or Plan of Operations, management estimates that without additional financing, the Company's cash resources will likely be exhausted by June 2003. This condition indicates that the Company may be unable to continue as a going concern. Management's plans in this regard are also described in Item 2 herein. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Over the past few years, we changed our business focus by concentrating on sales of technology and services to, and the development of strategic partnerships with, various non-profit associations and government agencies in order to create a number of statewide hubs for access to legal services. This process has involved the expansion of our product and service offerings, as well as our geographic coverage.

Unfortunately, our plans to set up these statewide hubs through strategic partnerships and vendor arrangements with existing legal aid groups, bar associations and state and federal courts ("Legal Service Organizations") have taken longer than expected. Management attributes the delays to the difficulties encountered in the development of the software, slow response by our clients and insufficient resources necessary to support the development and hosting of our products. As a result of these problems and the delays, we have largely exhausted our cash reserved and have been seeking additional funding. In our efforts to conserve our cash resources, we have temporarily suspended efforts to expand our client/affiliate network of Legal Service Organizations nationwide and are currently evaluating our long-term strategy for this component of our business. We currently service Legal Service Organizations in Nevada, Ohio, Illinois, Pennsylvania, Tennessee, Kentucky, Florida and Maryland. We have also cut costs and reduced our staff by 60%. However, without additional financing, we estimate that our cash resources will likely be exhausted by June 2003. These conditions indicate that the Company may be unable to continue as a going concern.

Management's plans to overcome these obstacles include continuing to follow up on our existing business plan and seeking other business opportunities. As a result, over the reported quarter and throughout the fourth quarter, management has investigated, and expects to continue investigate and test, several new business opportunities outside of the legal services arena, including certain expanded uses of our existing technology. The structure and the terms of any such financing have not yet been determined. If a financing is completed, management believes, but there is no assurance, that we will be able to complete the development of our products and services. Management does not believe that we will have profitable operations or positive cash flow prior to our fiscal year end.


Technology  Development

During the most recent quarter, we have continued to be involved in testing and stabilizing our products and services with clients. This implementation and testing period has taken longer than we expected but is not yet complete with regard to certain clients. We expect this period to extend through the fourth quarter.

Management continues to investigate, review and discuss opportunities to acquire or partner in technology development and deployment that enhance the delivery of legal services and support the operation of Legal Service Organizations.

Financial  Position

The decrease in cash since April 30, 2002 is due to the development of our case management system and problems that have arisen during the development and implementation cycles of these systems. We have experienced numerous delays in the launching of our case management system and generating revenue. Management believes these problems are being resolved and that upon implementation of the systems over the coming months, revenues will be increased.

At January 31, 2003, trade accounts receivable was $28,011 as compared with $316,912 as of April 30, 2002. The decrease reflects our write off of $316,406.67 of bad debt expense primarily due to the termination of one contract for our technology. Management determined that it was technologically infeasible to complete this contract in a reasonable amount of time, and the project was discontinued.

Not included in these accounts receivable are those of Perspectives, which are labeled as "Accounts receivable, discontinued business segment, net of allowances".

Equipment purchased during the nine months ended January 31, 2003 totaled approximately $84, 059.

The increase in accounts payable since April 30, 2002 was attributable to a contract obligation to a client.

Critical  Accounting  Policies

Revenue recognition.   Legal  support  services  revenue  is  recognized  as the
--------------------
services are provided. Revenue from service contracts is recognized over the contract term. Revenue from contracts to develop software modifications are generally recognized when the services are completed. Revenue from more significant or longer term arrangements to produce custom software applications are generally recognized using the percentage-of-completion method, except when collectibility is not reasonably assured in which case profit is realized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software is included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation.

Research and development costs.  Expenditures relating to the development of new
-------------------------------
products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

Results  of  Operations

Revenue growth has been slowed by the longer than expected time to develop and implement our technology products and services. In addition, we experienced a significant reduction in third quarter sales of our Tele-Seminars products. Although the case management system has been completed, due to the longer than expected testing and implementation periods and time required to stabilize the product, many of our legal service organization clients have not been fully activated and some have cancelled their contracts with us. General and Administrative Expenses were $501,943 and $1,122,267 during the three and nine months ended January 31, 2003 and $294,275 and $787,039 during the same periods in the prior year. The increase in these expenses for the comparative periods reflects the Company's write off of approximately $316,406 of bad debt expense. We incurred $132,076 and $579,266 in software research and development costs during the three and nine months ended January 31, 2003, and $319,502 and $778,084 during the same periods in the prior year. As a result, we showed a net loss of $614,654 or $.10 per share in this quarter, as compared to a loss of $492,029 or $.08 per share in the third quarter last year, and a net loss of $1,674,388 or $.28 per share for the nine months ended January 31, 2003 and $1,366,832 or $.23 per share for the nine months ended January 31, 2002.

We have stopped making any substantial investment in the development of our software products, focusing on the implementation of the web-based systems for Legal Service Organizations and new business opportunities. During the fourth quarter of the current fiscal year, we expect revenues to decline slightly due to our re-evaluation of our business plan and refocus on new business opportunities.

Liquidity  and  Capital  Resources

We expect our negative cash flows to decrease over the coming quarter due to a number of cost cutting actions taken by our management, including a reduction in personnel and the subleasing of a larger portion of our office space. However, we also expect to continue negative cash flows from our operating activities and expect our cash resources to be exhausted by June 2003 without additional debt or equity financing. The cash requirements for any expansion in the short-term will need to be obtained by outside financing. Management is currently working to raise additional capital through the sale of our equity securities, while continuing cost cutting measures.

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

ITEM  3.     CONTROLS  AND  PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequate in timely alerting management to material information relating to us that is required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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


LEGAL  ACCESS  TECHNOLOGIES,  INC.



Date:     March  14,  2003     /s/ MICHAEL  A.  CANE
                               _______________________
                               MICHAEL  A.  CANE
                               Chief  Executive  Officer
                               President,  Secretary  &  Director,
                               Principal  Executive  Officer



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


Date:   March  14,  2003



                      By:       /s/ Michael Cane
                                ----------------
                      Name:     Michael Cane
                      Title:    Chief Executive Officer


                      By:       /s/ Steven D. Fellows
                      Name:     Steven  D.  Fellows
                                --------------------
                      Title:    Chief Financial Officer