Form 10QSB/A
period 2003-01-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2003-03-20
CIK 878146

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549



                                   FORM 10-QSB/A


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


     LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
     CONSOLIDATED BALANCE SHEETS
     JANUARY 31, 2003 AND APRIL 30, 2002

================================================================================

                                            January 31, 2003
                                             (Unaudited)      April 30, 2002
                                           ----------------------------------

ASSETS

Current Assets
Cash and cash
equivalents                                $       139,277   $     1,145,512

Accounts receivable,
trade                                               28,011           316,912

Accounts receivable,
discontinued business
segment, net of
allowances                                         985,739         1,229,363

Prepaid expenses
and other                                            4,392            22,140
                                           ----------------------------------

                                                 1,157,419         2,713,927

Property and equipment,
net of accumulated
depreciation of
$139,778 and $112,702                              178,310           160,031

Software license,
net                                                181,880           213,147
                                           ----------------------------------

                                           $     1,517,609   $     3,087,105
                                           ==================================



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable                           $       156,173   $        79,735
Accrued expenses                                   151,378           155,686
                                           ----------------------------------

                                                   307,551           235,421

Long-term liabilities
Convertible notes and accrued interest             264,550           249,288
                                           ----------------------------------

                                                   572,101           484,709
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





                                     Three Months Three Months  Nine Months  Nine Months
                                       ended         ended        ended         ended
                                     January 31,  January 31,   January 31,  January 31,
                                        2003         2002          2003         2002
                                    ----------------------------------------------------
  Revenues                          $  162,763   $  238,549   $   499,087   $   343,212
                                    ----------------------------------------------------

  Operating costs and expenses
  Legal support services               138,891      122,818       462,964       176,928
  Software research and
  development                          132,076      319,502       579,266       778,084
  Selling, general, and
  administrative                       501,943      294,275     1,122,267       787,039
                                    ----------------------------------------------------

                                       772,910      736,595     2,164,497     1,742,051
                                    ----------------------------------------------------

  Loss from operations                (610,147)    (498,046)   (1,665,410)   (1,398,839)


  Other income (expense)
  Interest                              (4,707)       5,417       (10,378)      (16,102)
  Rentals                                  200          600         1,400         1,801
                                    ----------------------------------------------------
  Loss from continuing operations     (614,654)    (492,029)   (1,674,388)   (1,413,140)

  Income from operations of
  discontinued business segment                                                  46,308
                                    ----------------------------------------------------

  Net loss                          $ (614,654)  $ (492,029)  $(1,674,388)  $(1,366,832)
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



                                            Nine Months ended     Nine Months ended
                                            January 31, 2003       January 31, 2002
                                         ---------------------------------------
---

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
                                  =============================================






  See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
----------------------------------------------


1.  Bad Debt Expense.


In the most recent quarter, the Company recorded bad debt expense totaling approximately $316,000 primarily related to the termination of one contract for case management systems that was determined to be not technologically feasible to complete in a reasonable amount of time, and the project was discontinued. The parties have agreed to return certain collateral that originally secured the Company's receivable in a mutual release settlement.


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


At January 31, 2003, trade accounts receivable was $28,011 as compared with $316,912 as of April 30, 2002. The decrease reflects our write off of approximately $316,000 of accounts receivable due to the termination of one contract for our technology because management determined that it was technologically infeasible to complete this contract in a reasonable amount of time. We have agreed with the other party to return certain collateral that originally secured our receivable in a mutual release settlement.


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


Date:  March 20, 2003

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



Date:  March 20, 2003


                                  By:       /s/ Michael Cane
                                            -----------------------
                                  Name:     Michael Cane
                                  Title:    Chief Executive Officer


                                  By:       /s/ Steven D. Fellows
                                            -----------------------
                                  Name:     Steven D. Fellows
                                  Title:    Chief Financial Officer