Form 10KSB
period 2003-04-30
LEGAL ACCESS TECHNOLOGIES INC
filed 2003-08-14
CIK 878146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended April 30, 2003

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
(Address of principal executive offices)                                                          (Zip Code)

Issuer’s telephone number, including area code (702) 949-6115

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: 100,000,000 shares of common stock

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the most recent fiscal year were $582,942 .

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of June 26, 2002 is $2,412,918.75 .

The number of shares of the issuer’s Common Stock outstanding as of April 30, 2003 was 6,088,732 .

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I

Item 1        Business

Overview

Legal Access Technologies, Inc. was incorporated on July 20, 1989 in Nevada under the name Dynamic Associates, Inc. The Company was a development stage company through 1995, when it acquired Genesis Health Management Corporation (“Genesis”) and Geriatric Care Centers of America (“GCCA”) and thereby entered into the health care management business, specializing in geriatric and psychiatric healthcare. These two wholly owned subsidiaries were consolidated on October 12, 1999 in to Perspectives Health Management Corp., a Nevada Corporation (“Perspectives”).
On June 12, 2001, the Company completed a reorganization and share exchange in which it changed its name from Dynamic Associates to Legal Access Technologies, converted virtually all of its $8.4 million in debt to equity, reverse split its stock on the basis of 153 to 1, and acquired the business, assets and management of Tele-Lawyer, Inc.
LATI thus currently has two wholly owned subsidiaries, Tele-Lawyer, Inc. and Perspectives Health Management Corp.

Description of Business

Historically, as part of the Tele-Lawyer operations, the Company has been in the business of arranging for the provision of legal advice and information to consumers of legal services through licensed attorneys. It also produces and sell specialized phone conferencing applications to professionals and associations. The specialized phone conference applications are most often in the form of continuing education programs for attorneys called “Tele-Seminars”.

Over the past few years, the Company changed its business focus by concentrating on sales of technology and services to, and the development of strategic partnerships with, various non-profit associations and government agencies in order to create a number of statewide hubs for access to legal services. While this process expanded our products and services, as well as geographic coverage, the development, maintenance, and sales costs exceeded our expectations and resources. On April 28, 2003, we abandoned the case management system.

To become profitable, we are actively seeking other business opportunities (see Item 6-Plan of Operations).

Products and Services

The following is a description of our products and services.

1. Web based case management and phone services. As indicated previously, we have cancelled the case management system product offering. Management has authorized the company to seek interested buyers to sell any rights we have in the case management system product offering which is described below.

Tele-Lawyer’s phone system allows legal aid groups the ability to integrate multiple offices with a minimum of interruption to existing programs and a minimum of up front costs, creating a more efficient operation in the process. Tele-Lawyer’s income is generated from the sale and continued use of the case management and phone system as well as any sales to non-qualified (over-income) consumers looking for legal services. Legal aids receive a portion of any income generated from sales to over income customers they refer.

2. Web based unbundled legal services . Tele-Lawyer has designed a series of integrated, on-line and over the phone unbundled legal products and services that can be offered to consumers in support of their in pro se efforts to handle their own legal issues. Each service is to be offered through both a phone and web interface and at various levels of support and cost. Generally, the more support, the higher the cost, and the lower the support, the smaller the cost. These services are sold by and integrated with the systems and services provided to legal aids, bar associations and courts, as described above. In general, when appropriate, Tele-Lawyer (or a referral source) directs the non-qualified client flows going into these and related organizations to its unbundled services and then shares the income generated with the source of the referral.
3. Tele-Seminars – Educational Phone/Internet Conferencing. Tele-Seminars are Tele-Lawyer’s specialized phone/internet conferencing services that create an enhanced means of communicating for a large group of people, generally for educational purposes. The primary customers for these services are bar associations and universities, but they can also be offered to a wide range of other professional groups and associations. The following more particularly describes the specific product offerings under this category:

Recorded Programs. These are educational programs that have already occurred, either over the telephone or at some physical location and are thus being offered in pre-recorded form over the telephone. The customer-association/group, usually a bar association (“Customer-Association”), provides the audio or videotape of the program (if it was not originally offered by Tele-Lawyer) and Tele-Lawyer makes it available through a 24 hour a day interactive phone system. The Customer-Association does the marketing to its members (“Participants”) who enroll and then call into the system to listen to the program.

The main advantage or selling point for these programs is the convenient 24 hour-a-day access. Even so, all other things being equal (especially price), a tape will beat the convenience of this product in the mind of most Participants. Thus, its main selling point is that in many states, including California, you can only receive certain types of necessary credits for continuing education if the program offering provides some sort of tracking of participation, not usually available with tapes. As a result, these can be offered most effectively to Customer-Associations in states and in professions that: (1) require continuing education, (2) allow credits based on tracking of involvement, and (3) do not allow credit for simple taped program offerings.

These programs can also be offered, in whole or in part, over the internet. When doing so, the participant gets more visual information, but the sound quality often suffers, which is why Tele-Lawyer has begun offering simulcasts, offering both phone and internet access simultaneously.

Live Programs . Live Tele-Seminar programs are educational or informational programs that are held live before the phone audience. They are generally for larger groups requiring a certain level of control over interactivity, and thus Tele-Lawyer provides a bridge that divides speakers from participants. Participants are on a listen-only line, and thus can hear the speakers but cannot be heard by each other or the speakers during the general conference proceedings. The speakers, on the other hand, can be heard by each other and all participants throughout.

The programs range from 25 to 1000 people (averaging about 100) and go for 1 – 3 hours (averaging about 1.5 hours). These programs are very seasonal with most of them are offered during the fall and winter.

The main advantage or selling point for such programs is the convenience of not having to incur the time and expense of traveling to the program. In a real sense, the only thing missing in a comparison to an on-site program is the ability to see the Speaker. These programs can be offered effectively to Customer-Associations in states and in professions that: (1) require continuing education, and (2) allow credits based on tracking of involvement.

Currently, Tele-Lawyer has several Customer-Associations that provide Live Tele-Seminars programs. Note that some of these organizations hire Tele-Lawyer to process orders and provide fulfillment while others do these services for themselves.

These programs can also be offered, in whole or in part, over the Internet.

Tele-Meetings . Tele-Meetings are simple conferencing programs with an open bridge. They are generally provided without operators through a PIN access system for small groups, such as committees.

When an association or group registers with Tele-Lawyer, it is given a PIN and an 800-access number into a conference bridge. It can then reserve a date for its meetings as and when they come up. Tele-Lawyer adds each meeting to its master schedule and coordinates the process. At the time of the meeting, the individuals in the group use their group PIN and phone number to enter the conference.

The main advantage or selling point for these services is the cost savings and convenience of not having to use operators. Tele-Meetings are generally offered to small and medium size associations.

Currently the Company has several Customer-Associations that utilize this service.

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

A sample listing of legal websites include the following:
•    Findlaw.com
•    Uslaws.com
•    Lawguru.com
•    Priweb.com
•    Lawyersweekly.com
•    Law.Cornell.edu
•    Legal.gsa.gov
•    Westlaw.com
•    Martindale.com
•    Lawyers.com
•    Lawoffice.com
•    Legal-bid.com
•    Probono.net
•    Legaladviceline.com
•    Ask-a-Lawyer.com
•    Divorce-Forms.com
•    Mylawyer.com
•    Thelaw.com

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

Employees

We currently have few employees other than our President and Chief Executive Officer, Michael Cane, and our Vice President of Business Development, Elliot Schear.

Trademarks and Intellectual Property
Tele-Lawyer holds or has applied for a number of US trademarks issued by the US Patent and Trademark Office. These include:
1. TELE-LAWYER -- both word and design
2. INFOLAW
3. 1-900 ATTORNEY
4. INTERNETLAWCENTER.COM

In addition, without holding a specified US trademark, we use the following marks that we believe we hold rights to under common law:

1. Telelaw
2. Tele-Seminars

The Company also maintains the following website addresses and phone numbers, among others, from which it operates its Internet and phone service operations:

1. Web Site Addresses:

telelawyer.com
telelawyer.net
telelaw.com
telelaw.org
telelawyer.org
teleseminars.com
tele-seminars.com
thelawdirectory.com
internetlawcenter.com
internetlawcenter.net
internetlawcenter.org
formlawyer.com
intelilaw.com
bankruptcyforms.com
legaladviceline.net
legaladviceline.org
attorneylawnetwork.com
attorneylawnetwork.net
attorneylawnetwork.org
lawyerlaw.com
lawyerlaw.net
lawyerlaw.org
lawyersaccess.com
legalaccessnetwork.com
legalaccessnetwork.net
legalaccessnetwork.org
legalaccess.net
legalservicesnetwork.com
legalservicesnetwork.net
legalservicesnetwork.org
unbundledlawyer.com
unbundledlaw.com

2. Phone Numbers:

900-TELELAW
900-ATTORNEY
900-370-7000
900-TELETAX
900-950-9500
800-TELELAW
800-283-5529

Research and Development Expenditures

During the fiscal years ended April 30, 2003 and 2002, we spent the following amounts on research and development activities:

Year Ended April 30, 2003	2002

$649,005*	$980,219*

* $477,932 and $531,027 from the most recent and prior year is from discontinued operations.

Subsidiaries

We have two wholly owned subsidiaries, Tele-Lawyer, Inc., a Nevada Corporation, and Perspectives Health Management Corp., also a Nevada Corporation.

Perspectives was formed on October 12, 1999 when we consolidated our previous two subsidiaries, Genesis Health Management Corporation (“Genesis”) and Geriatric Care Centers of America (“GCCA”) into Perspectives and moved the corporate support center from Louisiana to Plano, Texas. Perspectives ceased doing business as of October 1, 2001 when we sold all of its hospital contracts to Horizon Mental Health Management, Inc. Since this time, we have been taking steps to settle claims and sell off any remaining assets of Perspectives with the expectation that its’ charter will be terminated.

Tele-Lawyer was formed as a California corporation in 1989 and moved to Nevada in 1997. Tele-Lawyer is our only operating subsidiary.

ITEM 2    Properties

We lease approximately 8,500 square feet of office space at 2300 W. Sahara Ave., Suite 500, Las Vegas, Nevada 89102, which we use as our principal offices.

ITEM 3    Legal Proceedings

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

The Company is also in litigation against one of its note holders based on breach of contract. The note holder has counterclaimed asking for acceleration of the $203,500 note with accrued interest.

ITEM 4    Submission of Matters to a Vote of Security Holders

No matters were submitted to our stockholders for a vote during the fiscal year ending April 30, 2003.

PART II

ITEM 5    Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

Our common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time under the symbol LATI.

Fiscal Year End 4-30-03
  High Sales      Low Sales
               Price                          Price
First Quarter       $1.99                   $1.10
Second Quarter      $1.00                   $.35
Third Quarter         $1.01                   $.15
Fourth Quarter           $ .70                    $.09

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holder of Common Stock

As of April 30, 2003, there were 132 record holders of our common stock.

Recent Sales of Unregistered Securities

The Company issued out 17,500 shares of its common stock to several of its employees as a bonus during the third quarter of 2002-2003. The shares were issued out under a general exemption from registration provided by Section 4(2) of the US Securities Laws.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.    We would not be able to pay our debts as they become due in the usual course of business; or

2.    Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6    Management's Discussion and Analysis of Financial Position and Results of Operations or Plan of Operation

Plan of Operations

Over the past few years, we changed our business focus by concentrating on sales of technology and services to, and the development of strategic partnerships with, various non-profit associations and government agencies in order to create a number of statewide hubs for access to legal services. This process has involved the expansion of our product and service offerings, as well as our geographic coverage. Unfortunately, our plans have taken longer than expected and we have experienced significant barriers. Management attributes the delays to the difficulties encountered in the development of the software, slow response by clients and insufficient resources necessary to support the development and hosting of the products. Management has also recent ly discovered that a potential major cause of our difficulties appears to be as a result of certain individuals employed by a government agency that funds legal service organizations or a competitor, improperly and wrongfully disparaging our products and services. These individuals, ostensibly working on behalf of the government agency, are also believed to have threatened certain of our clients with termination of future funding if they didn’t cease use of our technology. Management is reviewing our rights and options with legal counsel and will determine what actions, if any, are to be taken against such individuals and their employers in the near future.

As a result of these problems and the resulting delays, we have largely exhausted our cash reserves and have been seeking additional funding or alternative business opportunities. In order to conserve cash resources, efforts to expand the client/affiliate network of Legal Services have been suspended. Management is currently evaluating a long-term strategy for this component of the business. We currently service legal service organizations in Nevada, Ohio, Illinois, Pennsylvania, Tennessee, Kentucky, Florida and Maryland. We have also cut costs and reduced staff by approximately 80%. However, without additional financing, the future of this business is uncertain. These conditions indicate that we may be unable to continue as a going concern.

As a result of these problems, we have also cancelled the case management system product offering. Management is currently seeking interested buyers to sell our rights in this case management system.

We have a few remaining case management clients and they have been notified of our winding down of operations in this regard. During this process, we will remain committed to supporting our current case management customers.

Management is currently reviewing several options including a total withdrawal from providing services to non-profit legal service organizations over time. Management is in the process of evaluating other business opportunities both within and outside of the legal services market.

As a result of management’s search for other business opportunities, management is currently negotiating a Stock Purchase Agreement (“Agreement”) to acquire all of the issued and outstanding stock of American Design Group, Inc., a California company (“ADGI”). In consideration for the delivery of all the shares of ADGI, we will issue shares of our common stock to ADGI’s shareholders. In addition, the ADGI shareholders will be entitled to additional shares of LATI common stock as an earn-out based on their EBITDA over the next three years. The Agreement is expected to be contingent upon our obtaining a convertible bridge loan in the short-term, and long term financing by September 30, 2003 (the “Closing Date”). Pacific Commercial Group (Pacific) has agreed to assist in obtaining this loan and the financing. In exchange for arranging this loan and long-term financing, we expect to issue to Pacific additional shares of our common stock on the Closing Date. In the event that this convertible bridge loan is not made on time, the Agreement will be null and void and we will be released from all obligations.

Results of Operations

Revenue growth has been slowed by the longer than expected time to develop and implement our technology products and services. We received revenues of $582,942 for the fiscal year ended April 30, 2003, compared to revenue of $655,508 in the prior fiscal year. In addition, we experienced a significant reduction in third quarter sales of our Tele-Seminars products. Although the case management system has been completed, due to a number of factors including possible interference by certain government employees as well as the longer than expected testing and implementation periods and time required to stabilize the product, many of our legal service organization clients have not been fully activated and some have cancelled their contracts with us.

Operating expenses were $1,683,524 for the fiscal year ended April 30, 2003, and $1,837,614 in the prior fiscal year. The increase in these expenses over the comparative periods reflects our increase in legal support services during the fiscal year ended April 30, 2003. We incurred $607,582 in legal support services expenses during the fiscal year ended April 30, 2003, and $290,811 in the prior fiscal year. As a result, we showed a net loss of $1,845,089 as compared to a loss of $1,608,074 in the prior fiscal year.

We have stopped making any substantial investment in the development of our software products, focusing instead on the implementation of our web-based systems for our existing clients and new business opportunities.

Liquidity and Capital Resources

We expect our negative cash flows to decrease over the coming quarter due to a number of cost cutting actions taken by our management, including a reduction in personnel and the subleasing of a larger portion of our office space. However, we also expect to continue negative cash flows from our operating activities and expect our cash resources to be exhausted without additional debt or equity financing. Management is currently working to raise additional capital through the sale of our equity securities, while working on the acquisition of a business opportunity.

Financial Position

The Company is considering a private placement to fund expansion, however, there is no assurance that such funding or the expansion of services will occur. In their report on the accompanying financial statements our independent auditors expressed substantial doubt as to the company’s ability to continue as a going concern.

Assets. At April 30, 2003, we had cash of $94,236 as compared to $1,145,512 as of April 30, 2002. At April 30, 2003, we had trade accounts receivable in the amount of $27,443, a decrease from $316,912 for the prior year. We also maintain account receivables (net of collection allowances) related to our discontinued business segment (Perspectives) of $530,000.

Equipment, net of accumulated depreciation was $155,024 as of April 30, 2003, as compared to $160,031 as of April 30, 2002. We also reported the book value of our software license and rights to the MyACD phone system as $171,029. We purchased these rights for a combination of cash and the lease of our equipment to MyACD.

Liabilities and Stockholders’ Equity. At April 30, 2003, we had accounts payable of $180,005 as compared to $79,735 at April 30, 2002. In addition, we had accrued expense of $146,516 at April 30, 2003 as compared to $155,686 as of April 30, 2002. At April 30, 2003, the balance outstanding of our convertible notes, plus any accrued interest, was $269,638. Due to a disagreement as to the obligations place on us by these notes, we have recently brought suit against the note holder for a determination of our rights and responsibilities.

Stockholders’ equity was $381,573 as of April 30, 2003, down as compared to $2,602,396 for the prior year.

Critical accounting policies and estimates

Our consolidated financial statements for the fiscal year-ended April 30, 2003 include the accounts of our wholly owned subsidiaries, Tele-Lawyer, Inc. and Perspectives Health Management Corp. All Perspectives’ results of operations, however, are reflected in one line item entitled income from discontinued operations. All significant inter-company balances and transactions have been eliminated in the consolidation.

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

As discussed in Note 3 to the consolidated financial statements, we have substantial accounts receivable acquired in 2001 in a reverse acquisition of a business that was subsequently discontinued. Management continues to re-evaluate the allowance for collectibility of such receivables, based on emerging new information concerning the customers’ apparent willingness and ability to pay and giving effect to 50% collection agency fees that would become payable in the event of collection. Periodic adjustments to the allowance are accounted for prospectively as a change in the estimated loss from discontinued operations.

ITEM 7         Financial Statements

The following financial statements, financial statement schedules and supplementary date are included:

F-1        Independent Auditors’ Report

Audited Financial Statements:

F-2        Consolidated Balance Sheets - April 30, 2003 and April 30, 2002

F-3        Consolidated Statements of Operations - Years Ended April 30, 2003 and April 30, 2002

F-4        Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) - Years Ended April 30, 2003 and April 30, 2002

F-5        Consolidated Statements of Cash Flows - Years Ended April 30, 2003 and April 30, 2002

F-6        Notes to Consolidated Financial Statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES

FINANCIAL STATEMENTS

YEARS ENDED APRIL 30, 2003 AND 2002

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
APRIL 30, 2003 AND 2002

CONTENTS

Page

                 Independent auditors' report                        F-1

                 Financial statements:
                 Balance sheets                                                                                                                                                         F-2
                 Statements of operations                                                                                                                                       F-3
                       Statements of stockholders' equity                                                                                                                      F-4
                       Statements of cash flows                                                                                                                                       F-5

                      Notes to consolidated financial statements                                                                                                   F-6 – F-10

INDEPENDENT AUDITORS' REPORT

Board of Directors
Legal Access Technologies, Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Legal Access Technologies, Inc. and Subsidiaries as of April 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The Company has incurred significant losses for the past several years and, as indicated in Note 9 to the consolidated financial statements, has exhausted substantially all of its financial resources available to date. These circumstances raise substantial doubt as to whether the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in connection with this matter are also discussed in Note 9.

PIERCY, BOWLER, TAYLOR & KERN
Certified Public Accountants and Business Advisors

Las Vegas, Nevada
August 8, 2003

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
BALANCE SHEETS
YEARS ENDED APRIL 30, 2003 AND APRIL 30, 2002
	2003	2002

ASSETS

Current assets
Cash and cash equivalents	$94,236	$1,145,512
Accounts receivable, trade	27,443	316,912
Accounts receivable, discontinued business segment, net of allowances of $4,672,287 and $4,286,427	530,000	1,229,363
Prepaid expenses and other	-	22,140

	651,679	2,713,927

Property and equipment, net of accumulated depreciation of $163,065 and $112,702	155,024	160,031
Software license, net	171,029	213,147

	$977,732	$3,087,105

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$180,005	$79,735
Accrued expenses	146,516	155,686

	326,521	235,421
Long-term liabilities
Convertible notes and accrued interest	269,638	249,288

	596,159	484,709

Stockholders' equity
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,088,732 shares issued and outstanding	6,088	6,071
Additional paid-in capital	6,049,097	6,031,614
Deficit	(5,673,612)	(3,435,289)

	381,573	2,602,396

	$977,732	$3,087,105

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 2003 AND APRIL 30, 2002
	2003	2002

Revenues	$582,942	$655,508

Operating costs and expenses
Legal support services	607,671	290,811
Software research and development	171,073	449,192
Selling, general, and administrative	904,793	1,097,611

	1,683,537	1,837,614

Other income (expense)
Interest	(15,375)	(15,449)
Rentals	16,800	2,200

Loss from continuing operations	(1,099,170)	(1,195,355)

Loss from discontinued operations	(1,139,153)	(484,719)

Net loss	$(2,238,323)	$(1,680,074)

Basic and diluted loss per common share:
Continuing operations	$(0.18)	$(0.20)
Discontinued operations	(0.19)	(0.08)

Net	$(0.37)	$(0.28)

Weighted average common shares outstanding	6,080,655	5,953,350

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED APRIL 30, 2003 AND APRIL 30, 2002

	Shares issued and outstanding	Common stock par value	Additional paid-in Capital	Deficit

Balances, May 1, 2002	6,071,232	$6,071	$6,031,614	$(3,435,289)
Net loss				(2,238,323)
Common stock issued for services	17,500	17	17,483

Balances April 30, 2003	6,088,732	$6,088	$6,049,097	$(5,673,612)

Balances, May 1, 2001	5,354,997	$5,355	$1,599,644	$(1,755,215)
Net loss				(1,680,074)
Reverse acquisition	490,096	490	4,205,985
Settlement of debts	126,139	126	126,085
Common stock issued for services	100,000	100	99,900

Balances April 30, 2003	6,071,232	$6,071	$6,031,614	$(3,435,289)

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2003 AND APRIL 30, 2002
	2003	2002

Operating activities
Net cash used in operating activities	$(1,257,110)	$(1,807,559)

Investing activities
Purchase of software license	(1,250)	(214,927)
Purchase of property and equipment	(84,059)	(85,127)

Cash used in investing activities	(85,309)	(300,054)

Financing activities
Proceeds from borrowings, officers / shareholders		407,000
Repayments from borrowings, officers / shareholders		(462,000)
Net cash received from sale of assets of discontinued business segment		2,894,531
Collection of accounts receivable of a discontinued business segment	291,143	412,292

Net cash provided by financing activities	291,143	3,251,823

Net increase (decrease) in cash and cash equivalents	(1,051,276)	1,144,210

Cash and cash equivalents, beginning of year	1,145,512	1,302

Cash and cash equivalents, end of year	$94,236	$1,145,512

Reconciliation of net loss to net cash used in operating activities
Net loss	$(2,238,323)	$(1,680,074)
Non-cash items:
Depreciation and amortization	132,434	53,144
Provision for bad debts	408,220
Common stock issued for services	17,500	100,000
Increase in operating (assets) liabilities
Accounts receivable	289,469	(313,197)
Prepaid expenses and other	22,140	(22,140)
Accounts payable	100,270	(17,248)
Accrued expenses	(9,170)	26,168
Accrued interest	20,350	45,788

Net cash used in operating activities	$(1,257,110)	$(1,807,559)

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED APRIL 30, 2003 AND 2002

1.    Nature of operations and background information:

Business activities. Legal Access Technologies, Inc. (LATI) (Note 3), through its wholly-owned subsidiary Tele-Lawyer, Inc. (Tele-Lawyer), both Nevada Corporations (collectively, "the Company" or "LATI"), offers web-based phone and contact center services, web-based virtual law office portals and web-based unbundled legal services. The statewide legal service hubs that Tele-Lawyer creates feature multi-level offerings of legal products and services for its partners and legal consumers.

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

The Company has also from time to time designed custom software applications for these and other industries that are based on the technology developed for its legal support services.

Concentrations. Because the Company generates substantial revenue from relatively few contracts with certain associations, a decline in the size or number of these arrangements could adversely affect future operations. For the most recent operating period presented, one association accounted for 57% of the company's revenues. This contract is for a one-year term expiring on February 18, 2004, with automatic one-year extensions but can be terminated after the first year by either party with a 30-day notice.

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

Use of estimates. Timely preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect reported amounts, some of which may require revision in future periods.  The allowance for estimated doubtful accounts and collection fees (Note3) may be subject to material revision in the next year.

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

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED APRIL 30, 2003 AND 2002

Advertising. Advertising (totaling $48,559 and $92,877 for the most recent and prior year) is expensed as incurred and is included in selling, general and administrative expenses.

Research and development costs. Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred. The Company allocated certain executive salaries to research and development costs and general and administrative expense based on estimates of time devoted to the various activities. Included in research and development costs for the prior year presented is allocated salaries of approximately $95,000.

Stock compensation. The Company accounts for stock-based employee compensation (Note 4) using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees .

Net loss per share. Options to purchase 353,333 shares of common stock and warrants to purchase 561,634 shares of common stock were not included in the computation of net loss per share because of the anti-dilutive effect.

Discontinued operations. Discontinued operations (Note 3) are presented in accordance with Statement of Financial Accounting Standard Number 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current year presentation.

3.    Discontinued operations:

On June 12, 2001, in a transaction commonly referred to as a reverse acquisition and accounted for as a purchase, Tele-Lawyer effectively acquired LATI and became a wholly-owned subsidiary. The $4.2 million purchase price was allocated primarily to healthcare contracts and accounts receivable of Perspectives Health Management Corporation (Perspectives), a wholly-owned subsidiary of LATI. In September 2001, LATI discontinued the operations of Perspectives and assigned all of the hospital management contracts held by Perspectives for approximately $2.9 million in cash to Horizon Mental Health Management, Inc. (Horizon) and entered into an agreement for Horizon to collect Perspectives' $5,886,427 of its outstanding receivables. The collection agreement is for 3 years and Horizon is entitled to 50% of any collections during that time. Horizon has further agreed to pay all costs of collection from its portion of the proceeds. The estimated net realizable value of the remaining accounts receivable balance, after an allowance for estimated doubtful accounts and collection fees, was $1,641,655. Subsequently, the Company’s share of collections has totaled $727,573 ($291,143 and $436,430 in 2003 and 2002, respectively). Included in discontinued operations in 2003 is an additional provision for doubtful collection of $408,220.

Effective April 28, 2003, the board of directors voted to abandon the Company’s internally developed case management system (CMS). The Company is currently attempting to sell the software and to discontinue usage by clients. CMS losses included in discontinued operations total $428,432 and 281,027 in 2003 and 2002 respectively. Also included in discontinued operations is an abandonment loss of $285,000, representing the termination of a contract to develop a CMS.

4 .    Equity:

Common stock. In September 2002, the Company issued 17,500 shares of common stock valued at $1 per share to certain of its employees for software development services, of which $17,500 was included in discontinued operations.

Stock options and warrants. The Company has an incentive stock option plan. The plan authorizes the Company to issue options totaling up to 15% of the outstanding shares of the Company, not to exceed 2,500,000. Stock options issued prior to June 12, 2001, by Tele-Lawyer were converted on that date to LATI stock options under the same terms issued by Tele-Lawyer. The Company also adopted a director's stock option plan for issuance of stock options to outside directors. Of the options granted during 2003 and 2002, 0 and 56,472 were to non-employees for services in connection with various research and development activities.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED APRIL 30, 2003 AND 2002

The following table summarizes the stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price

Balance at April 30, 2000	325,000	$ 1.00
Granted during 2001	751,231	3.00
Expired during 2001	(350,000)	2.77

Balance at April 30, 2001	726,231	2.22
Granted during 2002	298,972	3.00
Expired during 2002	(127,703)	3.00

Balance at April 30, 2002	897,500	$ 2.36

Granted during 2003	155,000	1.52
Expired during 2003	(699,167)	2.18

Balance at April 30, 2003	353,333	$ 2.35

The following table summarizes the stock options outstanding at April 30, 2003:

Weighted average contractual life	Number of options outstanding	Number of options exercisable	Exercise price
0.5 years	238,333	221,667	$3.00
3 years	115,000	115,000	$1.00

During 2003, the Company settled a dispute regarding a financing transaction in 1998 by issuing warrants to purchase 1,634 common shares at $107 per share expiring May 2004. During 2002, the Company issued warrants to purchase 10,000 common shares at $1.50 per share in consideration for the repayment of two loans made by minority shareholders. These warrants will expire on August 20, 2003. Warrants to purchase 100,000 shares at $3.00 per share were issued as part of a severance package to a former employee, which expire on September 30, 2003. None of the options or warrants that were issued by the Company have been exercised.

The principal assumptions selected to value the non-employee options and warrants, using the Black Scholes option-pricing model for calculating the "minimum value," included a "risk-free" interest rate of 5%, expected option life of three years, and no expected dividends. The minimum value calculation resulted in no recognized compensation for employee options and warrants and no pro forma effect of the fair value method on reported results due to immateriality.

6.    Convertible note:

Immediately prior to the reverse acquisition, the management of LATI (formerly Dynamic Associates, Inc- “Dynamic”) finalized an agreement with its note holders to convert almost all of its long-term debt into shares of common stock at the rate of $.15 per share. $8,473,000 of the $8,676,500 debt was converted, increasing Dynamic’s issued and outstanding common shares to 74,996,435 (reduced to 490,096 shares through a 153 to 1 reverse stock split). The remaining $203,500 note was outstanding at April 30, 2003, and bears interest at 10% per annum. The Company brought suit against the note holder based in part on breach of contract to convert the note prior to the acquisition of Tele-Lawyer Inc., The face of the convertible note indicates that principal and accrued interest are both due and payable on September 15, 2006. The note holder, however, has filed a counterclaim requesting that the maturity date of the note be accelerated. The matter is in the discovery stage and the outcome can not be predicted at this time.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED APRIL 30, 2003 AND 2002

7.    Related party loans, promissory notes and other transactions:

A law firm partially owned by the Company's Chief Executive Officer (CEO) performs services for the Company. These services totaled approximately $20,237 and $60,427 in 2003 and 2002 respectively, of which a substantial portion of the 2002 balance was incurred by Dynamic prior to the reverse acquisition.

Beginning in 2001, the Company borrowed money from its CEO and largest shareholder through a series of unsecured, interest bearing demand loans. These loans totaled $55,000 as of May, 2001, reached a maximum of $212,000 on July 31, 2001, and were paid in full in October 2001, including interest of $7,172.

LATI also borrowed $100,000 during the 2002 fiscal year under similar terms from another shareholder and relative of the CEO. This loan totaled $100,000 and was paid in full in October 2001, including interest of $2,953.

Also during 2002, LATI borrowed $75,000 each from two shareholders. The amounts were repaid in full during that fiscal year, including interest and penalty for late payment of $1,125. In further consideration for this loan, LATI issued the shareholders warrants to purchase a total of 10,000 shares (5,000 shares each) of the Company's common stock at an exercise price of $1.50 per share.

8.    Income taxes:

The Company's effective tax rate differs from the federal statutory rate due to a 100% valuation allowance effectively provided for any tax benefits that may result from net operating losses incurred, because of uncertainty discussed in Note 11 under “Management Plans” below.

As of the most recent balance sheet date presented, the Company has available unused operating loss carryforwards of approximately $5,000,000 expiring through April 30, 2023.

9.  Going concern contingency and management plans:

The Company has exhausted substantially all of its financial resources available to date, and the Company’s CEO has made secured loans to the Company in the amount of $21,000 in order to continue business. The CEO is willing, but not obligated, to continue financing the Company on a short-term basis until it is determined whether alternative funding can be arranged. This condition indicates that the Company may be unable to continue as a going concern. Management’s plans in this regard are also described in Item 10 herein. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To overcome these obstacles, and become profitable, the Company has been seeking other business opportunities in addition to reducing costs and eliminating unprofitable and capital intensive lines of business. As a result of this search and subsequent to April 30, 2003, management is in the final stages of negotiating an agreement to acquire all of the issued and outstanding stock of American Design Group, Inc., a California, personal care appliances and small kitchen electrics company (“ADGI”). Under this pending agreement, the Company will issue shares of its common stock to ADGI’s shareholders as consideration for entering into the deal. In addition, the ADGI shareholders shall be entitled to additional shares of LATI common stock as an earn-out based on profitability over the next three years. The agreement will be specifically contingent upon the Company obtaining a convertible bridge loan in the short-term, and long-term financing by September 30, 2003. In exchange for arranging this loan and long-term financing, the Company will agree to issue additional shares of its common stock at closing. In the event that this convertible bridge loan is not made on time, the Agreement will be null and void and the Company will attempt to identify and pursue other acquisition candidates. The Company is also considering a private placement to fund expansion, however, there is no assurance that such funding or the expansion of services will occur.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
YEARS ENDED APRIL 30, 2003 AND 2002

Management has also recent ly discovered that a potential significant cause of the Company’s difficulties appears to be as a result of certain individuals employed by both a government agency that funds legal services organization or a competitor of the Company, improperly and wrongfully disparaging the Company’s products and services. These individuals, ostensibly working on behalf of the government agency, are also believed to have threatened certain of the Company’s clients with termination of future funding if they did not cease use of the Company’s technology. Management is reviewing its rights and options with its legal counsel and will determine what actions are to be taken against such individuals and their employers in the near future.

10.    Other commitments and other contingencies:

Leases. The Company has an operating lease commitment for office facilities expiring May 31, 2006, with the option to terminate the lease May 31, 2004, with payment of a three-month penalty. Rent expense for the most recent and prior operating periods presented was approximately $179,000 and $174,000. Future minimum lease payments are approximately $229,000 per year through May 2004. The Company subleases approximately 17% of the space to a law firm in which an officer / shareholder of the Company is the managing principal. Minimum related party annual sub-rentals are approximately $78,000 through May 2004.

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

Name          Age        Offices Held
Michael Cane         48        Director, Chief Executive Officer and President
Elliot Schear        51        Director, Vice President
Russell Roth                            56        Director

Michael Cane has been our President, Chief Executive Officer and a director since the reverse acquisition by Tele-Lawyer in June of 2001 and was the President, Chief Executive Officer and a director of Tele-Lawyer since its inception in May of 1989. Mr. Cane attended the University of California, Irvine where he received a B.A. degree in Economics in June 1975 with high honors. He then went on to receive his Juris Doctor degree from the University of Southern California School Of Law in May of 1978, also receiving high honors. Among these honors were Order of the Coif, Phi Beta Kappa, Summa Cum Laude, Dean's Honor List, and The American Jurisprudence Award in Constitutional Law. He is a licensed member of the Nevada, Washington, California and Hawaii State Bars, the U.S. Tax Court and maintains Real Estate Broker licenses in Nevada, California and Hawaii. In addition to his role as our CEO, during the past several years, Mr. Cane has also been a Professor of law at Western State University School of Law (August 1991 to July 1997) and the managing member of Cane O’Neill Taylor, LLC, a private law practice (August 1998 to present). He is also the author of four books in the Five Minute Lawyer book series published by Bantam Doubleday Dell Publishing in May of 1995 (Divorce, Taxes, Bankruptcy and Estate Planning).

Elliot Schear has been our Vice President and a director since the reverse acquisition with Tele-Lawyer in June of 2001, a Vice President and a director of Tele-Lawyer since 1999 and involved in Tele-Lawyer’s marketing efforts since 1994. Mr. Schear graduated from the University of California, Los Angeles with a BA degree in Political Science in 1974 and then received his Masters in Public Relations from the University of Southern California in 1978. Since 1978, Mr. Schear has created and sold several businesses, including a network of metal working trade publications known as the Machine Shopper, and a local community newspaper in the Los Angeles area. From 1987 to 1999, Mr. Schear was also an owner of a business brokerage company in Los Angeles known as International Business Sales.

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
Terms of Office

The Company’s directors are appointed for one-year terms to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with our by-laws. Officers are appointed by the board of directors and hold office until removed by the board.

Significant Employees

We do not have any employees who are not an officer or director that are expected to make a significant contribution to the business.
Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

                   Number                      Transactions                      Known Failures
                                                                   Of late                         Not Timely                        To File a
Name and principal position                          Reports                       Reported                           Required Form
--------------------------------------         -----------                       --------------                 ---------------------
Michael Cane,     Director,
Chief Executive Officer and President                                   0        0        0

Elliot Schear,    Director, Vice President                                0        0        0

Russell Roth,    Director              0        0        0

ITEM 10    Executive Compensation

The following table sets forth certain information as to the Company’s Chief Executive Officer and the highest paid officers and directors for its last three fiscal years. No other compensation was paid to any such officers or directors during this time period, except as provided. The information provided also reflects compensation issued prior to the reverse acquisition with Tele-Lawyer, Inc. by that company.

Annual Compensation Table

		Annual Compensation				Long Term Compensation

Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Warrants & Options	LTIP payouts ($)	All Other Compensation

Michael A. Cane	Director, CEO, CFO and President	2001 2002 2003	120,000 155,000 45,000	0 0 0	0 0 0	0 0 0	0 0 50,000		0 0 0

Elliot T. Schear	Director, Vice President	2001 2002 2003	0 40,000 47,000	0 0 0	0 0 0	0 25,000 0	50,000 0 50,000		120,000 80,000

Steven D. Fellows	Former Treasurer CFO	2001 2002 2003	82,500 90,000 45,000	0 2,000 0	0 0	0 25,000 0	100,000 0 0		5,000 0 9,000

Russell Roth	Director	2001 2002 2003	0 0 0	0 0 0	0 0 0	0 0 0	0 25,000 0		0 0 0

There can be no assurance that the amounts of compensation actually paid, or the persons to whom it is paid for 2003-2004, will not differ materially from the above amounts. All compensation paid prior to June 12, 2001, was provided by Tele-Lawyer and not by Legal Access Technologies. Stock and options issued prior to June 12, 2001, by Tele-Lawyer were converted on June 12, 2001, to Legal Access Technologies stock and options under the same terms issued by Tele-Lawyer.
Options

The following table sets forth the number of options issued and exercised during the most recent fiscal year-end April 30, 2003, and the value of such options for the Chief Executive Officer and the named Executive Officers. These options include those exchanged for stock options that expired unexercised during the year.

Name	Number of Securities Underlying Options Granted in Fiscal year	% Of Total Options Granted to Employees in Fiscal Year	Exercise or base price	Expiration Date

Michael Cane	50,000	32%	$1.00	4-30-06

Elliot Schear	50,000	32%	$1.00	4-30-06

Name	No. Of Shares Exercised	Value Realized	No. Of Securities Underlying Unexercised Options at Fiscal Year End	Value of Unexercised In the Money Options at Fiscal Year End

Michael Cane	0	0	50,000	$0

Elliot Schear	0	0	100,000	$0

Compensation of Directors

Directors who are not our employees or consultants are not paid for their services for attending board or committee meetings.

Employment Agreements

On June 12, 2001, we entered into employment agreements with each of our new officers for a term of one year. These agreements have been renewed each year and extended.

ITEM 11        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides the beneficial ownership of our common stock by each person known by us to beneficially own more than 5% of our common stock outstanding as of April 30, 2003 and by our officers and directors as a group. Except as otherwise indicated, all shares are owned directly.

           Name and address        Amount of                                Percent
Title of class        of beneficial owner        beneficial ownership                     of class*
Common Stock                         Michael A. Cane                                     2,821,507(1)        46.33%
           (President, Director)
           2300 W. Sahara Ave., Suite 500
            Las Vegas, NV 89102

Common Stock        Brian Mekelburg                                           312,500                                 5.13%
           8631 West 3 rd St., #1035
           Los Angeles, CA 90048

Common Stock        Nancy Mekelburg                                         312,500        5.13%
           8631 West 3 rd St., #1035
           Los Angeles, CA 90048

Common Stock     Mekelburg Family Trust                      540,000         8.86%
          3111 Belair Dr., #17G
          Las Vegas, NV 89109

Common Stock                      VMR                                                              370,314           6.08%
          AM Kronberger Hang 5
          65824 Schwalbach am Taunus
          Germany
                                  Voting Power: Kevin Devine

Common Stock    Herb and Shirley Cane                    312,500          5.13%
         2636 Arimo
         Henderson, NV

Common Stock      Elliot Schear                                                        25,000(2)            0.41%
         (Director)
         23915 Strathern St.
         West Hills, CA 91304

Common Stock    Russell R. Roth, Director                                  0(3)          0%
         3120 South Rainbow Blvd.
         Suite 204
         Las Vegas, NV 89146

Common Stock     All Officers and Directors                           2,846,507                             46.75%
        as a Group (4 persons)

* Based on 6,088,732 shares of common stock outstanding as of April 30, 2003.
(1) Mr. Cane also holds stock options to purchase 50,000 shares at a price of $1.00.
(2) Mr. Schear also holds stock options to purchase 50,000 shares at a price of $1.00 and 50,000 shares at a price of $3.00 per share.
(3) Mr. Roth also holds stock options to purchase 25,000 shares at a price of $3.00, all of which has vested as of this date.

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

•    Director or officer
•    Proposed nominee for election as a director
•    Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares
•    Promoter

•    Relative or spouse of any of the foregoing persons

A law firm partially owned by Michael A. Cane, our director, CEO, interim CFO and President and controlling shareholder, acts from time to time as our counsel for corporate and securities matters. During the fiscal year reported, we paid accrued legal fees to this law firm in the amount of $20,237. This law firm also subleases approximately 17% of our office space for $5,215 per month through May 2004.

ITEM 13    Exhibits and Reports on Form 8-K

(a)    Reports on Form 8-K.

None

(b) Exhibits

Exhibit Number	Description of Exhibit

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
______________________________________________________________________________

(1)    Filed as an Exhibit to this Annual Report on form 10-KSB
______________________________________________________________________________

ITEM 14.     CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, Mr. Michael Cane. Based upon that evaluation, our Chief Executive and Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        Legal Access Technologies, Inc.

                        By: _/s/  Michael A. Cane __________
                                   Michael A. Cane
                                   President and Chief Executive Officer
                                   Dated: August 11, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
    Signature           Title                                                           Date

/s/  Michael A. Cane _______                        President; Chief Executive                  August 11, 2003
Michael A. Cane              and Financial Officer (Principal
                                                                      Executive and Financial Officer) and
                                                                      Director

/s/  Elliot Schear                                             Vice President and Director                                                 August 11, 2003
Elliot Schear

/s/  Russell Roth                                              Director                        August 11, 2003
Russell Roth

CERTIFICATIONS

I, Michael A. Cane, Chief Executive Officer and Chief Financial Officer of Legal Access Technologies, Inc.
(the “Registrant”), certify that:

(1)    I have reviewed this annual report on Form 10-KSB of Legal Access Technologies, Inc.;

(2)    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

(3)    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;

(4)    The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules
                        13a-14 and 15d-14) for the Registrant and have:

a)    designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)    evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the
                            “Evaluation Date”); and

c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
                           Evaluation Date;

(5)    The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

(6)    The Registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 11, 2003                                                       /s/ Michael A. Cane__________
Michael A. Cane
President, Chief Executive and
Financial Officer (Principal Executive and Financial Officer) and
Director.

