Form 10QSB
period 2003-07-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2003-09-15
CIK 878146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended July 31, 2003

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

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,088,732 shares of Common Stock as of July 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2003 are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.

The financial statements present the activities of Legal Access Technologies, Inc. (“LATI”) and its subsidiaries Tele-Lawyer, Inc. (“Tele-Lawyer”) and Perspectives Health Management Corp. (“Perspectives”). All significant inter-company balances and transactions have been eliminated in the consolidation.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
BALANCE SHEETS
JULY 31, 2003 AND APRIL 30, 2003

	July 31, 2003 (Unaudited)	April 30, 2003

ASSETS

Current Assets
Cash and cash equivalents	$30,403	$94,236
Accounts receivable, trade	57,306	27,443
Accounts receivable, discontinued business segment, net of allowances of $4,672,287 and $4,672,287	486,250	530,000

	573,959	651,679

Property and equipment, net of accumulated depreciation of $182,627 and $163,065	132,261	155,024
Software license, net of accumulated amortization of $55,998 and $45,148	160,179	171,029

	$866,399	$977,732

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$150,442	$180,005
Accrued expenses	428,451	146,516
Due to President/CEO	21,000

	599,893	326,521

Long-term liabilities
Convertible notes and accrued interest	274,897	269,638

	874,790	596,159

Stockholders' equity (deficiency)
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,088,732 shares issued and outstanding	6,088	6,088
Additional paid-in capital	6,049,097	6,049,097
Deficit	(6,063,576)	(5,673,612)

	(8,391)	381,573

	$866,399	$977,732

See notes to financial statements.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
THREE-MONTH PERIOD ENDED JULY 31, 2003 AND 2002 (UNAUDITED)

	Three M onths Ended July 31
	2003	2002

Revenues	$152,928	$110,135

Operating costs and expenses
Legal support services	126,588	109,582
Software research and development	43,992	218,540
Selling, general, and administrative	378,280	390,467

	548,860	718,589

Loss from operations	(395,932	(608,454)

Other income (expense)
Interest	(5,194	(1,946)
Rentals	8,162	600

Loss from continuing operations	(392,964	(609,800)

Income from discontinued operations	3,000

Net loss	$(389,964)	$(609,800)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.06	$(0.10)
Discontinued operations	0.00

Net	$(0.06	$(0.10)

Weighted average common shares outstanding	6,088,732	6,071,232

See notes to financial statements.

4

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
THREE-MONTH PERIOD ENDED JULY 31, 2003 (UNAUDITED)

	Shares issued and outstanding	Common stock par value	Additional paid-in Capital	Deficit

Balances, May 1, 2003	6,088,732	$6,088	$6,049,097	$(5,673,612)
Net loss				(389,964)

Balances July 31, 2003	6,088,732	$6,088	$6,049,097	$(6,063,576)

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
THREE-MONTH PERIOD ENDED JULY 31, 2003 AND 2002 (UNAUDITED)
	Three Months Ended July 31
	2003	2002

Operating activities
Net cash used in operating activities	$(130,524)	$(593,467)

Investing activities
Purchase of software license		(1,250)
Sale of equipment	1,941	(76,538)

Net cash used in investing activities	1,941	(77,788)

Financing activities
Proceeds from borrowings, officers / shareholders	21,000
Collection of accounts receivable of a discontinued business segment	43,750	94,471

Net cash provided by financing activities	64,750	94,471

Net increase (decrease) in cash and cash equivalents	(63,833)	(576,784)
Cash and cash equivalents, beginning of quarter	94,236	1,145,512

Cash and cash equivalents, end of quarter	$30,403	$568,728

Reconciliation of net loss to net cash used in operating activities
Net loss	(389,964)	(609,800)
Non-cash items:
Depreciation and amortization	32,369	30,268
Gain on sale of equipment	(697)
Increase in operating (assets) liabilities
Accounts receivable	(29,863)	(55,887)
Prepaid expenses and other		22,140
Accounts payable	(29,563)	19,762
Accrued expenses	281,935	(5,037)
Accrued interest	5,259	5,087

Net cash used in operating activities	$(130,524)	$(593,467)

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Accrued expenses.

Officer’s salaries in the amount of $283,000 were accrued during this quarter in order to help reduce cash flow shortages from operating costs.

We brought suit against our one remaining note holder for a determination of our obligations under its notes and for the enforcement of an agreement we believe was reached with that note holder. The note holder then filed a counterclaim against us asking for full payment of all principal and interest (due in 2006), and alleging a default under the notes. Upon motion for summary judgment at a hearing before the district court of the state of Nevada subsequent to the reported period, the judge issued a summary judgment in favor of the note holder in the amount of the outstanding debt with accrued interest. Management is reviewing its options with counsel and intends at this time to request that the court reconsider its ruling and possibly appeal the judgment. In our current state of financial resources, this judgment would have a material impact on our business and operations.

2. Going concern contingency.

As more fully discussed in Item 2, Management’s Discussion and Analysis or Plan of Operations, the Company’s cash resources are fully exhausted, and $21,000 loan from the president was necessary in May 2003. This condition indicates that the Company may be unable to continue as a going concern. Management’s plans in this regard are also described in Item 2 herein. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

To become profitable, we are actively seeking other business opportunities. Over the past few years, we changed our business focus by concentrating on sales of technology and services to, and the development of strategic partnerships with, various non-profit associations and government agencies in order to create a number of statewide hubs for access to legal services. This process has involved the expansion of our product and service offerings, as well as our geographic coverage. Unfortunately, our plans have taken longer than expected and we have experienced significant barriers. Management attributes the delays to the difficulties encountered in the development of the software, slow response by clients and insufficient resources necessary to support the development and hosting of the products. Management has also recent ly discovered that a potential major cause of our difficulties appears to be as a result of certain individuals employed by a government agency that funds legal service organizations or a competitor, improperly and wrongfully disparaging our products and services. These individuals, ostensibly working on behalf of the government agency, are also believed to have threatened certain of our clients with termination of future funding if they didn’t cease use of our technology. Management is reviewing our rights and options with legal counsel and will determine what actions, if any, are to be taken against such individuals and their employers in the near future.

As a result of these problems and the resulting delays, we have largely exhausted our cash reserves and have been seeking additional funding or alternative business opportunities. In order to conserve cash resources, efforts to expand the client/affiliate network of Legal Services have been suspended. Management is currently evaluating a long-term strategy for this component of the business. We currently service legal service organizations in Nevada, Ohio, Illinois, Pennsylvania, Tennessee, Kentucky, Florida and Maryland. We have also cut costs and reduced staff by approximately 80%. In addition, certain of our current officers have agreed to accrue their back due salaries pending financing with the issuance of a note and security agreement against our obligation to them, and our President, Michael Cane, has made a series of supporting loans to us in order to cover our costs of operations. These loans are secured against our assets and the assets of our two subsidiaries.

Management notes that without additional financing, the future of our business is uncertain. These conditions indicate that we may be unable to continue as a going concern.

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

As a result of management’s search for new business opportunities, on September 9, 2003, management entered into a memorandum of understanding for the purchase of all the common stock of American Design Group, Inc., a California company (“ADGI”) that manufactures and imports personal electronic products into the United States. In consideration for the delivery of all the shares of ADGI, we will issue 4,360,000 shares of our common stock to ADGI’s two shareholders. In addition, the ADGI shareholders shall be entitled to up to 4,200,000 additional shares of our common stock as an earn-out based on their EBITDA over the next three years. The agreement is specifically contingent upon our arranging for a convertible bridge loan for ADGI in the amount of $500,000 by September 17, 2003 and Pacific Commercial Group arranging for long term financing of $5,000,000 by September 30, 2003 (the “Closing Date”). In exchange for arranging this long term financing, we have agreed to issue to Pacific 1,000,000 shares of our common stock at closing. If for any reason the anticipated long term financing is not successful, our loan to ADGI will be converted into a long term debt. In the event that this convertible bridge loan is not made by September 17, 2003, the memorandum of understanding and final integrated agreement will be null and void.

Assets

At July 31, 2003, we had cash of $30,403 as compared to $94,236 as of April 30, 2003. The decrease is due to operating expenses without offsetting revenues.

At July 31, 2003, trade accounts receivable was $57,306 as compared with $27,443 as of April 30, 2003. Not included in these accounts receivable are those of Perspectives, which are labeled as “Accounts receivable, discontinued business segment, net of allowances”.

Equipment, net of accumulated depreciation was $132,261 as of July 31, 2003 as compared to $155,024 as of April 30, 2003.

Liabilities and Stockholders’ Equity

As of July 31, 2003, we had accounts payable of $150,442 as compared to $180,005 as of April 30, 2003. In addition, we had accrued expenses of $428,451 as of July 31, 2003 as compared to $146,516 as of April 30, 2003. Accrued expenses include $283,000 in deferred salaries to officers that are secured by our assets and $135,000 of brokerage fees related to the sale of the assets of Perspectives.

As of July 31, 2003, the balance outstanding of convertible notes we owed was $203,500, plus accrued interest of $71,226, due in 2006.

Stockholders’ equity was ($8,391) as of July 31, 2003, as compared to $381,573 as of April 30, 2003. Losses sustained during this quarter are directly attributable to a lack of business.

Results of Operations

Revenue growth has been slowed by the longer than expected time to develop and implement our technology products and services. We received revenues of $152,928, during the three months ended July 31, 2003, compared to revenue of $110,135, during the same three months of the prior year. Although the case management system has been completed, due to a number of factors including possible interference by certain government employees as well as the longer than expected testing and implementation periods and time required to stabilize the product, many of our legal service organization clients have not been fully activated and some have cancelled their contracts with us.

Operating expenses were $548,860 during the three month period ended July 31, 2003, and $718,589, during the same three months of the prior year. The decrease in these expenses over the comparative periods reflects our continual efforts to reduce costs while maintaining the same level of service. We incurred $126,588 in legal support service expenses during the three month period ended July 31, 2003, and $109,582 during the same three months of the prior year. As a result, we showed a net loss of $389,964 as compared to a loss of $609,800 in the prior fiscal year.

We have stopped making any substantial investment in the development of our software products, focusing instead on the implementation of our web-based systems for our existing clients and new business opportunities.

Liquidity and Capital Resources

As of July 31, 2003, we maintained $30,403 in cash and cash equivalents. During the three months ended July 31, 2003, we used $130,524 in operating activities and made $1,941 in investing activities. Our operating activities were supported by the collection of accounts receivable of a discontinued business segment and a series of secured loans from our President, Michael Cane, who has agreed to provide further financing as needed to support operations. Additional support for covering our operating costs was obtained by a deferral of our officer’s salaries in the amount of $283,000 through the end of the period.

We expect our negative cash flows to decrease over the coming quarter due to a number of cost cutting actions taken by our management, including a reduction in personnel and the subleasing of a larger portion of our office space. However, we also expect to continue negative cash flows from our operating activities and expect our cash resources to be exhausted without additional debt or equity financing. Management is currently working to raise additional capital through the sale of our equity securities, while working on the acquisition of a new business opportunity.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

We recently brought suit against our one remaining note holder for a determination of our obligations under its notes and for the enforcement of an agreement we believe was reached with that note holder. The note holder then filed a counterclaim against us asking for full payment of all principal and interest (due in 2006), and alleging a default under the notes. Upon motion for summary judgment at a hearing before the district court of the state of Nevada subsequent to the reported period, the judge issued a summary judgment in favor of the note holder in the amount of the outstanding debt with accrued interest. Management is reviewing its options with counsel and intends at this time to request that the court reconsider its ruling and possibly appeal the judgment. In our current state of financial resources, this judgment would have a material impact on our business and operations.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

None

ITEM 3.    DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits:

Exhibit Number	Description of Exhibit
31.1 32.1

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)    Reports on Form 8-K:

Report on form 8K concerning a memorandum of understanding for the acquisition of American Design Group filed September 10, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Legal Access Technologies, Inc.

                        By: ___ /s/ Michael A. Cane___

        Michael A. Cane,
        President and Chief Executive Officer
        Dated: September 15, 2003

