Form 10QSB/A
period 2003-07-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2003-09-17
CIK 878146

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

Explanatory Note
The purpose of this amendment is to amend Item 1, the financial statements and notes to the consolidated financial statements

PART 1 – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
BALANCE SHEETS
JULY 31, 2003 AND APRIL 30, 2003
	July 31, 2003 (Unaudited)	April 30, 2003

ASSETS

Current Assets
Cash and cash equivalents	$30,403	$94,236
Accounts receivable, trade	57,306	27,443
Accounts receivable, discontinued business segment, net of allowances of $4,672,287 and $4,672,287	486,250	530,000

	573,959	651,679

Property and equipment, net of accumulated depreciation of $182,627 and $163,065	132,261	155,024
Software license, net of accumulated amortization of $55,998 and $45,148	160,179	171,029

	$866,399	$977,732

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$150,442	$180,005
Accrued expenses	428,451	146,516
Convertible notes and accrued interest	274,897
Due to President/CEO	21,000

	874,790	326,521

Long-term liabilities
		269,638

	874,790	596,159

Stockholders' equity (deficiency)
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,088,732 shares issued and outstanding	6,088	6,088
Additional paid-in capital	6,049,097	6,049,097
Deficit	(6,063,576)	(5,673,612)

	(8,391)	381,573

	$866,399	$977,732

See notes to financial statements.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
THREE-MONTH PERIOD ENDED JULY 31, 2003 AND 2002 (UNAUDITED)

	Three M onths Ended July 31
	2003	2002

Revenues	$152,928	$110,135

Operating costs and expenses
Legal support services	126,588	109,582
Software research and development	43,992	218,540
Selling, general, and administrative	378,280	390,467

	548,860	718,589

Loss from operations	(395,932)	(608,454)

Other income (expense)
Interest	(5,194)	(1,946)
Rentals	8,162	600

Loss from continuing operations	(392,964)	(609,800)

Income from discontinued operations	3,000

Net loss	$(389,964)	$(609,800)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.06)	$(0.10)
Discontinued operations	0.00

Net	$(0.06)	$(0.10)

Weighted average common shares outstanding	6,088,732	6,071,232

See notes to financial statements.

3

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

 2. Going concern contingency.

As more fully discussed in Item 2, Management’s Discussion and Analysis or Plan of Operations, the Company’s cash resources are fully exhausted, and $21,000 loan from the president was necessary in May 2003. The Company brought suit against its one remaining noteholder for a determination of its obligations under its notes and for the enforcement of an agreement the Company believes was reached with that noteholder. The noteholder then filed a counterclaim against the Company asking for full payment of all principal and interest, and alleging a default under the notes. Upon motion for summary judgment at a hearing before the district court of the State of Nevada subsequent to the reported period, the judge issued a summary judgment in favor of the note holder in the amount of the outstanding debt with accrued interest. Accordingly, these amounts are classified as a current obligation. Management is reviewing its options with counsel and intends at this time to request that the court reconsider its ruling and possibly appeal the judgment. In addition,  these condition s indicate s that the Company may be unable to continue as a going concern. Management’s plans in this regard are also described in Item 2 herein. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
        Dated: September 16 , 2003

