Form 10QSB
period 2003-10-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2003-12-22
CIK 878146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

           For the quarterly period ended October 31, 2003

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

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,248,732 shares of Common Stock as of October 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

1

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LEGAL ACCESS TECHNOLOGIES, INC AND SUBSIDIARIES
BALANCE SHEETS
OCTOBER 31, 2003 AND APRIL 30, 2003

October 31, 2003
(Unaudited) April 30, 2003

ASSETS

Current Assets
Cash and cash equivalents	$39,005	$94,236
Accounts receivable, trade	52,071	27,443
Accounts receivable, discontinued business segment, net of allowance $4,672,287 at April 30, 2003	-	530,000
Notes receivable	25,000

	116,076	651,679

Property and equipment, net of accumulated depreciation of $201,584 and $163,065	113,305	155,024
Software license, net of accumulated amortization of $66,849 and $45,148	150,203	171,029

	$379,584	$977,732

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$36,421	$180,005
Accrued expenses	157,496	146,516
Due to President/CEO	3,750
Loans from other related party	15,000
Convertible notes and accrued interest	260,032	269,638

	472,699	596,159

Stockholders' equity (deficiency)
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,248,732 shares issued and outstanding	6,248	6,088
Additional paid-in capital	5,775,827	6,049,097
Deficit	(5,875,190)	(5,673,612)

	(93,115)	381,573

	$379,584	$977,732

See notes to financial statements.

F1

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
THREE AND SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002 (Unaudited)

Three Months ended Three Months ended Six Months ended Six Months ended
October 31, 2003 October 31, 2002 October 31, 2003 October 31, 2002

Revenues	$97,692	$226,189	$250,620	$336,324

Operating costs and expenses
Legal support services	59,428	214,491	186,016	324,073
Software research and development	15,500	228,650	59,492	447,190
Selling, general, and administrative	206,412	229,857	584,692	620,324

	281,340	672,998	830,200	1,391,587

Loss from operations	(183,648)	(446,809)	(579,580)	(1,055,263)

Other income (expense)
Interest	(5,125)	(3,725)	(10,319)	(5,671)
Rentals	12,246	600	20,408	1,200

Loss from continuing operations	(176,527)	(449,934)	(569,491)	(1,059,734)

Income from discontinued operations	3,000		6,000

Net loss	$(173,527)	$(449,934)	$(563,491)	$(1,059,734)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.03)	$(0.07)	$(0.09)	$(0.17)
Discontinued operations	0.00	-	0.00	-
Net loss	$(0.03)	$(0.07)	$(0.09)	$(0.17)

Weighted average common shares outstanding	6,168,732	6,075,607	6,134,446	6,073,732

F2

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002 (Unaudited)

Six Months ended Six Months ended
October 31, 2003 October 31, 2002

Operating activities
Net cash used in operating activities	$(331,797)	$(915,863)

Investing activities
Notes receivable	(25,000)	-
Purchase of software license	(875)	(1,250)
Sale of equipment	1,941	(82,730)

Net cash used in investing activities	(23,934)	(83,980)

Financing activities
Proceeds from borrowings, officers/ shareholders, other related party	36,000	-
Repayment of borrowings, officers/ shareholders	(17,250)	-
Collection of accounts receivable of a discontinued business segment	73,750	161,806
Sale of common stock	208,000	-

Net cash provided by financing activities	300,500	161,806

Net increase (decrease) in cash and cash equivalents	(55,231)	(838,037)
Cash and cash equivalents, beginning of period	94,236	1,145,512

Cash and cash equivalents, end of period	$39,005	$307,475

Reconciliation of net loss to net cash used in operating activities
Net loss	(563,491)	(1,059,734)
Non-cash items (operating activities):
Depreciation and amortization	62,176	64,140
Gain on sale of equipment	(697)	-
Common stock issued for services	-	17,500
Increase in operating (assets) liabilities
Accounts receivable	(24,628)	(23,640)
Prepaid expenses and other	-	19,054
Accounts payable	(139,531)	53,815
Accrued expenses	343,980	2,827
Accrued interest	(9,606)	10,175

Net cash used in operating activities	$(331,797)	$(915,863)

Non-cash financing items
Transference of the company's wholly-owned subsidary, Perspectives Health Management Corporation, in satisfaction of accrued officers' salaries	$333,000

See notes to financial statements.

F3

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
SIX MONTHS ENDED OCTOBER 31, 2003 (UNAUDITED)

	Shares issued and outstanding	Common stock par value	Additional paid-in Capital	Deficit

Balance, May 1, 2003	6,088,732	$6,088	$6,049,097	$(5,673,612)
Common Stock issued	160,000	$160	$207,840
Stock sale in exchange for debt			$(481,110)	$361,913
Net loss				(563,491)

Balance October 31, 2003	6,248,732	$6,248	$5,775,827	$(5,875,190)

F4

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and disclosure necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2003, are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.

Balance sheet information as of April 30, 2003, should be read in conjunction with the consolidated financial statements for the year then ended included in the Company’s annual report on form 10-QSB, from which it was derived.

The financial statements present the activities of Legal Access Technologies, Inc. ("LATI") and its subsidiaries Tele-Lawyer, Inc. ("Tele-Lawyer") and Perspectives Health Management Corp. ("Perspectives"). All significant inter-company balances and transactions have been eliminated in the consolidation.

2. Going concern contingency.

As more fully discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s cash resources are fully exhausted, and several loans and the deferral of officers’ salaries from the president were required over the past several months. In addition, a summary judgment in favor of the noteholder in the amount of $203,500 plus accrued interest ($56,314 through October 31, 2003) has been entered against the Company. The noteholder has agreed to forego collection efforts through January 2004 in exchange for a number of partial interim payments. These conditions indicate that the Company may be unable to continue as a going concern. Management’s plans in this regard are also described in Item 2 herein. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Related party transactions.

As more fully discussed in Item 2 herein, the company settled $333,000 of accrued salaries to its officers by the transference of 100% of the outstanding stock of one of the company’s subsidiaries.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Historically, as part of a subsidiary’s operations, we have been in the business of arranging for the provision of legal advice and information to consumers of legal services through licensed attorneys. We also produce and sell specialized phone conferencing applications to professionals and associations. The specialized phone conference applications are most often in the form of continuing education programs for attorneys called "Tele-Seminars".

Over the past few years, we have changed our business focus by concentrating on sales of technology and services to, and the development of strategic partnerships with, various non-profit associations and government agencies in order to create a number of statewide hubs for access to legal services. Unfortunately, our plans have taken longer than expected and we have experienced significant barriers. Management attributes the delays to the difficulties encountered in the development of the software, slow response by clients and insufficient resources necessary to support the development and hosting of the products. Management has also discovered that a potential major cause of our difficulties appears to be as a result of certain individuals employed by a government agency that funds legal service organizations or a competitor, improperly and wrongfully disparaging our products and services. These individuals, ostensibly working on behalf of the government agency, are also believed to have threatened certain of our clients with termination of future funding if they didn’t cease use of our technology. Management is reviewing our rights and options with legal counsel and will determine what actions, if any, are to be taken against such individuals and their employers in the near future.

On April 28, 2003, we abandoned the case management system and have since been continually re-evaluating our business focus and cutting our operating costs.

As a result of these problems and the resulting delays, we have largely exhausted our cash reserves and have been seeking additional funding and alternative business opportunities. In order to conserve cash resources, efforts to expand the client/affiliate network of Legal Services have been suspended. Management is currently evaluating a long-term strategy for this component of the business. We currently service legal service organizations in Nevada, Ohio, Illinois, Pennsylvania, Tennessee, Kentucky, Florida and Maryland. We have also cut costs and reduced staff by approximately 80% from last year.

In addition, on October 5, 2003, we settled $333,000 of accrued salaries to certain of our officers by the transference of our 100% ownership interest in Perspectives Health Management Corporation. No gain or loss was recognized on the transaction.

Moreover, our President and Chief Executive Officer, Kyleen Elisabeth Cane, has made a series of supporting loans to us in order to cover our costs of operations. These loans are secured against our assets and the assets of our remaining subsidiary.

Management notes that without additional financing, the future of our business is uncertain. These conditions indicate that we may be unable to continue as a going concern.

Management is currently reviewing several options including a total withdrawal from providing services to non-profit legal service organizations over time. Management is also in the process of evaluating other business opportunities both within and outside of the legal services market. Details of management’s plans follow under "Liquidity and Capital Resources".

Liquidity and Capital Resources

As a result of management’s search for new business opportunities, on September 9, 2003, we entered into a memorandum of understanding for the purchase of all the common stock of American Design Group, Inc., a California company ("ADGI") that manufactures and imports personal electronic products into the United States. A definitive Common Stock Purchase Agreement was signed with ADGI on September 25, 2003, specifically contingent upon our arranging for a convertible bridge loan for ADGI in the amount of $500,000 and arranging for long-term financing of $5,000,000.

We advanced $232,500 of the required bridge loan financing to ADGI prior to entering into an Amendment to the Common Stock Purchase Agreement ("Amended ADGI Agreement") with ADGI on November 17, 2003. Under the Amended ADGI Agreement, we have agreed to issue up to 4,360,000 shares of our common stock to ADGI’s shareholders in exchange for the delivery of 90% to 100% of the shares of ADGI. In addition, the ADGI shareholders are entitled to up to 4,200,000 shares of our common stock as an earn-out based on their EBITDA over the next three years. The entire text of the Amended ADGI Agreement is attached to our 8K filed with the Securities and Exchange Commission on November 26, 2003.

On September 25, 2003, we also signed a Stock Purchase Agreement ("Pacific Agreement") with Pacific Commercial Group, LLC ("Pacific") to sell Pacific 6,000,000 shares of our common stock for $5,000,000 by November 30, 2003. On November 19, 2003, with the assistance of Pacific, we negotiated and entered into a Regulation S Stock Purchase Agreement ("Aurora Agreement") with Aurora Two Ltd. ("Aurora") in which Aurora agreed to purchase up to 12,000,000 shares of our common stock in a foreign transaction to be valued based on market prices. We have protected our stock position by limiting the purchasing power under this agreement to minimum floor prices. On November 21, 2003, Aurora issued a purchase order for the entire 12,000,000 shares.

On November 19, 2003, we also entered into a settlement agreement with Pacific to terminate the Pacific Agreement in favor of the Aurora Agreement ("Pacific Settlement Agreement"). Under this agreement, Pacific will receive a portion of the share price obtained through the Aurora Agreement in exchange for its release of its contract purchase rights as provided in the Pacific Agreement.

As a condition of the Original and Amended ADGI Agreement, we resolved our large outstanding, secured wage claim held by our officers. Our officers held wage claims in the total amount of $333,000 as of September 30, 2003. These claims were secured by all of our assets and subject only to a prior secured claim of our President for amounts loaned to us to cover operating shortfalls. These claims were substantially greater than the available liquid assets of the Company and so in its meeting on October 5, 2003, the board offered the officers all of our common stock in Perspectives Health Management Corporation, an inactive subsidiary, in settlement of their wage claims through September 30, 2003. The main remaining asset of this inactive subsidiary was its accounts receivable. These accounts receivable were all between 2 and 5 years old and our provision for doubtful collection has been increased on several occasions. The Board viewed this decision as advantageous to the Company based on: (a) the age of the receivables, (b) the fact that they represented a discontinued business segment, (c) our cash shortage, (d) the need for continuing management support of the officers who had not been paid for over a year, and (e) our commitment to resolve these wage claims prior to closing the ADGI Agreement as a condition of that agreement. This offer was accepted by the wage claimants.

We expect our negative cash flows to decrease over the coming quarter due to a number of cost cutting actions taken by our management, including a reduction in personnel and buy out of our expensive lease of our office space. However, we also expect to continue negative cash flows from our operating activities and expect our cash resources to be exhausted without additional debt or equity financing. Management is currently working to raise additional capital through the sale of our equity securities under the Aurora Agreement discussed above, while working on the acquisition of a new business opportunity.

Critical Accounting Policies and Estimates

The Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply.

Results of Operations

Revenue growth has been slowed by the longer than expected time to develop and implement our technology products and services. We received revenues of $250,620, during the six months ended October 31, 2003, compared to revenue of $336,324, during the same six months of the prior year. Although the case management system has been completed, due to a number of factors including possible interference by certain government employees as well as the longer than expected testing and implementation periods and time required to stabilize the product, many of our legal service organization clients have not been fully activated and all but one have cancelled their contracts with us. The revenues from this contract are not material and are included in discontinued operations.

Operating expenses were $584,692 during the six month period ended October 31, 2003, and $620,324, during the same six months of the prior year. The decrease in these expenses over the comparative periods reflects our continual efforts to reduce costs while maintaining the same level of service. We incurred $186,016 in legal support service expenses during the six month period ended October 31, 2003, and $324,073 during the same six months of the prior year. As a result, we showed a net loss of $569,491as compared to a loss of $1,059,734 during the same period of the prior fiscal year.

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

ITEM 3.   CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2003. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, Ms. Kyleen Cane. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

1. Westminster Agencies, Ltd.

On or about September 9, 2003, Westminster Agencies, Ltd. ("Westminster") obtained a judgment against us in the amount of $276,955, representing repayment of the principal on our promissory note to Westminster. Post judgment to date, we have paid $30,000 to Westminster on this judgment and have agreed to pay $5,000 per month through January, when management anticipates obtaining sufficient funding to settle the remainder of this judgment through the Aurora Agreement. Through this time period, and subject to the payments being made on the 15 th of each month, Westminster has agreed to defer any collection activities on the judgment. Management is also reviewing its other options with counsel in the event that it is unable to obtain sufficient funding to settle this matter satisfactorily in January.

2. Jost Steinbruchel

On or about October 6, 2003, we obtained a summary judgment in the Nevada District Court against Jost Steinbruchel in the amount of $18,500 plus interest, costs and fees. Mr. Steinbruchel has entered a motion to set aside his default. The motion is set for hearing in January 2004.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

We issued 160,000 shares of our common stock to a consultant upon his exercise of his option to purchase shares under our 2001 stock option plan.

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

     (b)  Reports on Form 8-K:

Report on form 8K concerning our agreement for the acquisition of American Design Group and Regulation S stock sale agreement with Aurora Two Ltd, filed November 26, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Legal Access Technologies, Inc.

                        By: /s/ Kyleen E. Cane
                                       Kyleen E. Cane,
                                       President and Chief Executive Officer
                                       Dated: December 22, 2003

