Form 10QSB/A
period 2003-10-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2004-03-18
CIK 878146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB/A

[X]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2003

[ ]        Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from      to

Commission File Number: 000-19457

LEGAL ACCESS TECHNOLOGIES, INC.
(Exact name of Small Business Issuer as specified in its charter)

Nevada                        87-0473323
(State or other jurisdiction of                                                                                                        (IRS Employer
incorporation)                                                                                                                               Identification No.)

3199 E. Warm Springs Road, Suite #200
Las Vegas, NV                     89120
(Address of principal executive offices)                        (Zip Code)

Issuer’s telephone number, including area code (702) 949-6115

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,248,732shares of Common Stock as of October 31, 2003.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

This amended report is being filed at this time because of a restatement in the Company’s October 31, 2003, financial statements discussed in Note 3 to the financial statements included herein and Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
BALANCE SHEETS
OCTOBER 31, 2003 AND APRIL 30, 2003

October 31, 2003
Restated April 30, 2003
(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$39,005	$94,236
Accounts receivable, trade	52,071	27,443
Accounts receivable, discontinued business segment, net of allowance $4,776,484 and $4,672,287	337,053	530,000
Notes receivable	25,000

	453,129	651,679

Property and equipment, net of accumulated depreciation of $201,584 and $163,065	113,305	155,024
Software license, net of accumulated amortization of $66,849 and $45,148	150,203	171,029

	$716,637	$977,732

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$36,421	$180,005
Accrued expenses	494,549	146,516
Due to President/CEO	3,750
Convertible notes and accrued interest	260,032	269,638

	794,752	596,159

Stockholders' equity (deficiency)
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,248,732 shares issued and outstanding	6,248	6,088
Additional paid-in capital	6,256,937	6,049,097
Deficit	(6,341,300)	(5,673,612)

	(78,115)	381,573

	$716,637	$977,732

See notes to financial statements.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002 (Unaudited)

Three Months ended Six Months ended
October 31, 2003 Three Months ended October 31, 2003 Six Months ended
Restated October 31, 2002 Restated October 31, 2002

Revenues	$97,692	$226,189	$250,620	$336,324

Operating costs and expenses
Legal support services	59,428	214,491	186,016	324,073
Software research and development	15,500	228,650	59,492	447,190
Selling, general, and administrative	206,412	229,857	584,692	620,324

	281,340	672,998	830,200	1,391,587

Loss from operations	(183,648)	(446,809)	(579,580)	(1,055,263)

Other income (expense)
Interest	(5,125)	(3,725)	(10,319)	(5,671)
Rentals	12,246	600	20,408	1,200

Loss from continuing operations	(176,527)	(449,934)	(569,491)	(1,059,734)

Income from discontinued operations	(101,197)		(98,197)

Net loss	$(277,724)	$(449,934)	$(667,688)	$(1,059,734)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.03)	$(0.07)	$(0.09)	$(0.17)
Discontinued operations	(0.02)	-	(0.02)	-

Net loss	$(0.05)	$(0.07)	$(0.11)	$(0.17)

Weighted average common shares outstanding	6,168,732	6,075,607	6,134,446	6,073,732

See notes to financial statements.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED OCTOBER 31, 2003 AND 2002 (Unaudited)

Six Months ended
October 31, 2003 Six Months ended
Restated October 31, 2002
Operating activities
Net cash used in operating activities	$(435,994)	$(915,863)

Investing activities
Notes receivable	(25,000)	-
Purchase of software license	(875)	(1,250)
Sale of equipment	1,941	(82,730)

Net cash used in investing activities	(23,934)	(83,980)

Financing activities
Proceeds from borrowings, officers/ shareholders, other related party	21,000	-
Repayment of borrowings, officers/ shareholders	(17,250)	-
Collection of accounts receivable of a discontinued business segment	192,947	161,806
Sale of common stock	208,000	-

Net cash provided by financing activities	404,697	161,806

Net increase (decrease) in cash and cash equivalents	(55,231)	(838,037)
Cash and cash equivalents, beginning of period	94,236	1,145,512

Cash and cash equivalents, end of period	$39,005	$307,475

Reconciliation of net loss to net cash used in operating activities
Net loss	(667,688)	(1,059,734)
Non-cash items (operating activities):
Depreciation and amortization	62,176	64,140
Gain on sale of equipment	(697)	-
Common stock issued for services	-	17,500
Increase in operating (assets) liabilities
Accounts receivable	(24,628)	(23,640)
Prepaid expenses and other	-	19,054
Accounts payable	(139,531)	53,815
Accrued expenses	343,980	2,827
Accrued interest	(9,606)	10,175

Net cash used in operating activities	$(435,994)	$(915,863)

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

The financial statements present the activities of Legal Access Technologies, Inc. ("LATI") and its subsidiaries Tele-Lawyer, Inc. ("Tele-Lawyer") and Perspectives Health Management Corp. (Note 3). All significant inter-company balances and transactions have been eliminated in the consolidation.

2. Going concern contingency.

As more fully discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s cash resources are fully exhausted, and several loans and the deferral of officers’ salaries from the president were required over the past several months. In addition, a summary judgment in favor of the note holder in the amount of $203,500 plus accrued interest ($56,314 through October 31, 2003) has been entered against the Company. The note holder has agreed to forego collection efforts through January 2004 in exchange for a number of partial interim payments. These conditions indicate that the Company may be unable to continue as a going concern. Management’s plans in this regard are also described in Item 2 herein. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. Restatement of financial statements.

The Company expected to settle, at no gain or loss, $333,000 of accrued salaries owed to its officers by the transference of 100% of the outstanding stock of one of the Company’s subsidiaries. The settlement was approved by the Company’s Board of Directors and given effect based on that expectation in the Company’s financial statements as of and for the periods ended October 31, 2003, that were included in its Quarterly Report on Form 10QSB, for the quarter then ended as originally filed. As a result of then unforeseen potential tax consequences and other matters, the settlement was never consummated, and the Company’s October 31, 2003 financial statements included herein have been restated to include the liability for accrued officers’ salaries and the net assets of the subsidiary on a consolidated basis. Not withstanding the settlement was originally reported at no gain or loss, the restatement had the effect of increasing the previously reported net loss for the periods by $104,197, net loss per share by $0.02 as a result of reconsideration of an allowance for uncollectible receivables of the subsidiary, and a decrease in shareholders’ equity deficiency by $15,000.

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

On October 5, 2003, we expected to settle, at no gain or loss, $333,000 of accrued salaries owed to certain of our officers by the transference of our 100% ownership interest in our subsidiary, Perspectives Health Management Corporation. While this was approved by our Board of Directors, because of certain previously unanticipated tax consequences and uncertainties regarding the collectibility of the receivables the settlement was never consummated, and our October 31, 2003, financial statements have been restated to reverse the previously recorded effect of the expected settlement. (See Note 3 to the financial statements.) Moreover, our President and Chief Executive Officer, Kyleen Elisabeth Cane, has made a series of supporting loans to us in order to cover our costs of operations. These loans are secured against our assets and the assets of our remaining subsidiary.

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

We advanced $25,000 of the required bridge loan financing and Pacific Commercial Group, LLC ("Pacific") independently provided an additional $207,500 loan directly to ADGI prior to entering into an Amendment to the Common Stock Purchase Agreement ("Amended ADGI Agreement") with ADGI on November 17, 2003. Under the Amended ADGI Agreement, we have agreed to issue up to 4,360,000 shares of our common stock to ADGI’s shareholders in exchange for the delivery of 90% to 100% of the shares of ADGI. In addition, the ADGI shareholders are entitled to up to 4,200,000 shares of our common stock as an earn-out based on their EBITDA over the next three years. The entire text of the Amended ADGI Agreement is attached to our 8K filed with the Securities and Exchange Commission on November 26, 2003.

On September 25, 2003, we also signed a Stock Purchase Agreement ("Pacific Agreement") with Pacific to sell Pacific 6,000,000 shares of our common stock for $5,000,000 by November 30, 2003. On November 19, 2003, with the assistance of Pacific, we negotiated and entered into a Regulation S Stock Purchase Agreement ("Aurora Agreement") with Aurora Two Ltd. ("Aurora") in which Aurora agreed to purchase up to 12,000,000 shares of our common stock in a foreign transaction to be valued based on market prices. We have protected our stock position by limiting the purchasing power under this agreement to minimum floor prices. On November 21, 2003, Aurora issued a purchase order for the entire 12,000,000 shares.

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

Operating expenses were $584,692 during the six month period ended October 31, 2003, and $620,324, during the same six months of the prior year. The decrease in these expenses over the comparative periods reflects our continual efforts to reduce costs while maintaining the same level of service. We incurred $186,016 in legal support service expenses during the six month period ended October 31, 2003, and $324,073 during the same six months of the prior year. As a result, we showed a net loss from continuing operations of $569,491 as compared to a loss of $1,059,734 during the same period of the prior fiscal year.

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

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

1. Westminster Agencies, Ltd.

On or about September 9, 2003, Westminster Agencies, Ltd. ("Westminster") obtained a judgment against us in the amount of $276,955, representing repayment of the principal on our promissory note to Westminster. Post judgment to date, we have paid $20,000 to Westminster on this judgment and have agreed to pay $5,000 per month through January, when management anticipates obtaining sufficient funding to settle the remainder of this judgment through the Aurora Agreement. Through this time period, and subject to the payments being made on the 15 th of each month, Westminster has agreed to defer any collection activities on the judgment. Management is also reviewing its other options with counsel in the event that it is unable to obtain sufficient funding to settle this matter satisfactorily in January.

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

                        Legal Access Technologies, Inc.

                        By: /s/ Kyleen  Cane
                                       Kyleen E. Cane,
                                       President and Chief Executive Officer
                                       Dated: March 15, 2004

