Form 10QSB
period 2004-01-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2004-03-22
CIK 878146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]    Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended January 31, 2004

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

3199 E. Warm Springs Rd. Ste. #200
Las Vegas, NV                                                                                                                          89120
(Address of principal executive offices)               (Zip Code)

Issuer’s telephone number, including area code (702) 949-6115

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,248,732shares of Common Stock as of January 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART 1 – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

BALANCE SHEETS
JANUARY 31, 2003 AND APRIL 30, 2003

January 31, 2004
(Unaudited) April 30, 2003
ASSETS

Current Assets
Cash and cash equivalents	$45,962	$94,236
Accounts receivable, trade	45,220	27,443
Accounts receivable, discontinued business segment, net of allowance $4,776,484 and $4,672,287	282,053	530,000
Notes receivable, net of allowance $25,000 in 2004	69,000

	442,235	651,679

Property and equipment, net of accumulated depreciation of $122,745 and $163,065	37,615	155,024
Software license, net of accumulated amortization of $77,005 and $45,148	137,922	171,029

	$617,772	$977,732

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$111,308	$180,005
Accrued expenses	572,214	146,516
Due to President/CEO	38,004
Convertible notes and accrued interest	254,902	269,638

	976,428	596,159

Stockholders' equity (deficiency)
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,248,732 shares issued and outstanding	6,248	6,088
Additional paid-in capital	6,256,937	6,049,097
Deficit	(6,621,841)	(5,673,612)

	(358,656)	381,573

	$617,772	$977,732

See notes to financial statements.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JANUARY 31, 2004 AND 2003 (Unaudited)

Nine Months ended Nine Months ended
January 31, 2004 January 31, 2003
Operating activities
Net cash used in operating activities	$(518,621)	$(1,164,550)

Investing activities
Notes receivable	(94,000)
Purchase of software license	(875)	(1,250)
Purchase of equipment		(84,059)
Sale of equipment	71,271

Net cash used in investing activities	(23,604)	(85,309)

Financing activities
Proceeds from borrowings, officers/ shareholders, other related party	60,000
Repayment of borrowings, officers/ shareholders	(21,996)
Collection of accounts receivable of a discontinued business segment	247,947	243,624
Sale of common stock	208,000

Net cash provided by financing activities	518,951	243,624

Net increase (decrease) in cash and cash equivalents	(48,274)	(1,006,235)
Cash and cash equivalents, beginning of period	94,236	1,145,512

Cash and cash equivalents, end of period	$45,962	$139,277

Reconciliation of net loss to net cash used in operating activities
Net loss	(948,229)	(1,674,388)
Non-cash items (operating activities):
Depreciation and amortization	81,556	98,297
Gain on sale of equipment	(1,436)
Common stock issued for services		17,500
Bad debt related to notes receivable	25,000
Increase in operating (assets) liabilities:
Accounts receivable	(17,777)	288,901
Prepaid expenses and other	-	17,748
Accounts payable	(68,697)	76,438
Accrued expenses	425,698	(4,308)
Accrued interest	(14,736)	15,262

Net cash used in operating activities	$(518,621)	$(1,164,550)

See notes to financial statements.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDED JANUARY 31, 2004 AND 2003 (Unaudited)

Three Months ended Three Months ended Nine Months ended Nine Months ended
January 31, 2004 January 31, 2003 January 31, 2004 January 31, 2003

Revenues	$43,259	$162,763	$293,879	$499,087

Operating costs and expenses
Legal support services	26,716	138,891	212,732	462,964
Software research and development	16,253	132,076	75,745	579,266
Selling, general, and administrative	279,491	501,943	864,183	1,122,267

	322,460	772,910	1,152,660	2,164,497

Loss from operations	(279,201)	(610,147)	(858,781)	(1,665,410)

Other income (expense)
Interest	(4,340)	(4,707)	(14,659)	(10,378)
Rentals	-	200	20,408	1,400

Loss from continuing operations	(283,541)	(614,654)	(853,032)	(1,674,388)

Loss from discontinued operations	3,000		(95,197)

Net loss	$(280,541)	$(614,654)	$(948,229)	$(1,674,388)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.05)	$(0.10)	$(0.14)	$(0.28)
Discontinued operations	0.00	-	(0.02)	-
Net loss	$(0.04)	$(0.10)	$(0.15)	$(0.28)

Weighted average common shares outstanding	6,248,732	6,088,732	6,168,732	6,078,232

See notes to financial statements.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and disclosure necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the nine months ended January 31, 2004, are not necessarily indicative of the results that can be expected for the year ending April 30, 2004.

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

Liquidity and Capital Resources

As a result of the problems and the resulting delays discussed under "Overview," we have largely exhausted our cash reserves and have been seeking additional funding and alternative business opportunities. In order to conserve cash resources, efforts to expand the client/affiliate network of Legal Services have been suspended. Management is currently evaluating a long-term strategy for this component of the business. We currently service legal service organizations in Nevada, Ohio, Illinois, Pennsylvania, Tennessee, Kentucky, Florida and Maryland. We have also cut costs and reduced staff by approximately 80% from last year.

Moreover, our President and Chief Executive Officer, Kyleen Elisabeth Cane, has made a series of supporting loans to us in order to cover our costs of operations. These loans are secured against our assets.

Management notes that without additional financing, the future of our business remains uncertain. These conditions indicate that we may be unable to continue as a going concern.

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

On November 19, 2003, we also entered into a settlement agreement with Pacific to terminate the Pacific Agreement in favor of the Aurora Agreement ("Pacific Settlement Agreement"). Under this agreement, Pacific was to receive a portion of the share price obtained through the Aurora Agreement in exchange for its release of its contract purchase rights as provided in the Pacific Agreement.

Due to Aurora’s failure to purchase our shares as agreed, on January 28, 2004 the Aurora Agreement along with the amended ADGI Agreement was terminated. As a result, management has no current arrangements for financing or to acquire new business operations.

We expect our negative cash flows to decrease over the coming quarter due to a number of cost cutting actions taken by our management, including a reduction in personnel and buy out of our expensive lease of our office space. However, we also expect to continue negative cash flows from our operating activities and expect our cash resources to be exhausted without additional debt or equity financing. Management is currently working to raise additional capital, but has no current prospects as the Aurora Agreement was terminated in January.

Critical Accounting Policies and Estimates

The Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply.

Results of Operations

Revenue growth has been slowed by the longer than expected time to develop and implement our technology products and services. We received revenues of $293,879, during the nine months ended January 31, 2004, compared to revenue of $499,087, during the same nine months of the prior year. Although the case management system has been completed, due to a number of factors including possible interference by certain government employees as well as the longer than expected testing and implementation periods and time required to stabilize the product, many of our legal service organization clients have not been fully activated and all but one have cancelled their contracts with us. The revenues from this contract are not material and are included in discontinued operations.

Operating expenses were $839,183 during the nine month period ended January 31, 2004, and $1,122,267, during the same nine months of the prior year. The decrease in these expenses over the comparative periods reflects our continual efforts to reduce costs while maintaining the same level of service. We incurred $212,732 in legal support service expenses during the nine month period ended January 31, 2004, and $462,964 during the same nine months of the prior year. As a result, we showed a net loss of $923,229 as compared to a loss of $1,674,388 during the same period of the prior fiscal year.

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

ITEM 3.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2004. This evaluation was carried out under the supervision and with the participation of our Chief Executive and Financial Officer, Ms. Kyleen Cane. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

1. Westminster Agencies, Ltd.

On or about September 9, 2003, Westminster Agencies, Ltd. ("Westminster") obtained a judgment against us in the amount of $276,955, representing repayment of the principal on our promissory note to Westminster. Post judgment to date, we have paid $30,000 to Westminster on this judgment. We currently have no payment arrangement with this creditor and Westminster’s agreement to defer any collection activities on the judgment has expired. Management is also reviewing its other options with counsel in the event that it is unable to obtain sufficient funding to settle this matter satisfactorily.

2. Jost Steinbruchel

On or about October 6, 2003, we obtained a summary judgment in the Nevada District Court against Jost Steinbruchel in the amount of $18,500 plus interest, costs and fees. Mr. Steinbruchel, through counsel, was able to set aside his default, and this matter continues in the District Court..

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

(b)    Reports on Form 8-K:

Report on form 8K concerning our settlement of creditors claims and the amendment of various agreements filed on November 26, 2003,

Report on form 8K concerning the termination of the agreement for the acquisition of American Design Group and Regulation S stock sale agreement with Aurora Two Ltd filed on January 29, 2004.

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
                                       Dated: March 22, 2004

