Form 10KSB
period 2004-04-30
LEGAL ACCESS TECHNOLOGIES INC
filed 2004-07-23
CIK 878146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended April 30, 2004

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

3275 E. Warm Springs Rd.
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

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the most recent fiscal year were $153,997.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of May 26, 2004 is $508,946.

The number of shares of the issuer’s Common Stock outstanding as of April 30, 2003 was 6,248,732.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I

Item 1       Business

Overview

Legal Access Technologies, Inc. was incorporated on July 20, 1989 in Nevada under the name Dynamic Associates, Inc. The Company was a development stage company through 1995, when it acquired Genesis Health Management Corporation ("Genesis") and Geriatric Care Centers of America ("GCCA") and thereby entered into the health care management business, specializing in geriatric and psychiatric healthcare. These two wholly-owned subsidiaries were consolidated on October 12, 1999 in to Perspectives Health Management Corp., a Nevada Corporation ("Perspectives").

On June 12, 2001, the Company completed a reorganization and share exchange in which it changed its name from Dynamic Associates to Legal Access Technologies, converted virtually all of its $8.4 million in debt to equity, reverse split its stock on the basis of 153 to 1, and acquired the business, assets and management of Tele-Lawyer, Inc.

LATI thus currently has two wholly-owned subsidiaries, Tele-Lawyer, Inc. and Perspectives Health Management Corp.

Description of Business

Historically, as part of the Tele-Lawyer operations, the Company has been in the business of arranging for licensed attorneys to provide legal advice and information to consumers of legal services. It also produces and sells specialized phone conferencing applications to professionals and associations. The specialized phone conference applications are most often in the form of continuing education programs for attorneys called "Tele-Seminars".

Over the past few years, the Company changed its business focus by concentrating on sales of technology and services to, and the development of strategic partnerships with, various non-profit associations and government agencies in order to create a number of statewide hubs for access to legal services. While this process expanded the Company’s products and services, as well as geographic coverage, the development, maintenance, and sales costs exceeded expectations and resources. As a result, the Company ran short of funding and has had to increasingly cut back on operations and expenses.

On April 28, 2003, the case management system was abandoned, and on March 1, 2004 the Company discontinued its legal advice over the phone and continuing legal education operations. Currently, the Company is only providing phone and web based technical services to certain legal aid organizations it has under contract and some sporadic other phone services to existing clients.

To become profitable and avoid going completely out of business, the Company is actively seeking other business opportunities (see Item 6-Plan of Operations).

Products and Services

The following is a description of the Company’s active-operating and recently discontinued products and services.

1. Web based case management and phone services. As indicated previously, the Company has cancelled the case management system product offering. Management has authorized the company to seek interested buyers to sell any rights it has in the case management system product offering which is described below. The Company, however, does have a specially designed web based intake system that is currently being tested by one client.

Tele-Lawyer’s phone system allows legal aid groups the ability to integrate multiple offices with a minimum level of interruption to existing programs and a minimum of up front costs, creating a more efficient operation in the process. Tele-Lawyer’s income is generated from the use of the phone system.

2. Tele-Meetings. Tele-Meetings are simple conferencing programs with an open bridge. They are generally provided without operators through a PIN access system for small groups, such as committees.

When an association or group registers with Tele-Lawyer, it is given a PIN and an 800-access number into a conference bridge. It can then reserve a date for its meetings as they come up. Tele-Lawyer adds each meeting to its master schedule and coordinates the process. At the time of the meeting, the individuals in the group use their group PIN and phone number to enter the conference.

The main advantage or selling point for these services is the cost savings and convenience of not having to use operators. Tele-Meetings are generally offered to small and medium size associations.

Competition

While direct competition with the Company’s services is currently few, indirect competition is plentiful and active. A small number of providers of pay-as-you-go legal advice and information services exist. These companies, to one extent or another, provide legal advice over the phone for a fee. Limitations are generally centered on the geographic region and the legal subject matter covered. In addition, there are virtually hundreds of legal aid and other non-profit services that offer legal advice, either over the phone or in person, generally for free and only to low-income qualifying individuals in a specific geographic region for certain types of legal problems.

With regard to Tele-Seminar services, there are a number of conferencing companies that offer similar services. While the competition in conferencing services in general is strong and getting stronger, there are only a few conferencing services that seek out and market to the continuing education market as part of their product offerings.

On the Internet, there are virtually thousands of legal and law related sites. For consumers, some offer legal information for free or on a subscription basis. Some offer forms and to a limited extent form preparation and some even provide legal advice through e-mail exchanges. Finder and referral lists are plentiful for persons seeking attorneys and other legal sources of information. Lawyers also have access to these sites as well as a number of sites specifically designed for their legal research and referrals.

In the Company’s core area of selling technology and services to legal aids, attorneys (through bar associations), and courts there are a number of competitors. For legal aids, phone service providers and phone equipment vendors abound, but few had offered an Application Service Provider outsource solution with enhanced ACD and IVR functionality. Generally, competition in this area is focused on selling straightforward 800 services and/or phone equipment. Legal aids also have a choice of several case management systems sold by a different set of vendors, but few of these are fully web-based, although that appears to be the plan for at least some of these companies.

Some of the competitors mentioned have significantly greater development capabilities and marketing, financial and managerial resources than the Company does. There can be no assurance that these competitors, or other new ones, will not succeed in developing and distributing products and services that will render the Company’s products and services noncompetitive. Generally, this would have a significantly negative effect on the bottom line.

Employees

The Company currently has three full time employees other than the Company’s President and Chief Executive Officer, Kyleen Elisabeth Cane, and Vice President of Business Development, Elliot Schear. Ms. Cane and Mr. Schear have deferred their salaries due to the Company’s inability to pay.

Trademarks and Intellectual Property

Tele-Lawyer holds or has applied for a number of US trademarks issued by the US Patent and Trademark Office. These include:

1. TELE-LAWYER -- both word and design
2. INFOLAW
3. 1-900 ATTORNEY
4. INTERNETLAWCENTER.COM

In addition, without holding a specified US trademark, the Company uses the following marks that it believes it hold rights to under common law:

1. Telelaw
2. Tele-Seminars

The Company also maintains a number of URL website addresses and phone numbers from which it operates its Internet and phone service operations.

Research and Development Expenditures

During the fiscal years ended April 30, 2004 and 2003, the Company spent the following amounts on research and development activities:

Year Ended April 30,

                                                                                             2004                                2003

                                                                                          $34,179*                         $557,569*

* $0 and $477,932 from the most recent and prior year is from discontinued operations.

Subsidiaries

The Company has two wholly-owned subsidiaries, Tele-Lawyer, Inc., a Nevada Corporation, and Perspectives Health Management Corp., also a Nevada Corporation.

Perspectives was formed on October 12, 1999 when the Company consolidated its previous two subsidiaries, Genesis Health Management Corporation ("Genesis") and Geriatric Care Centers of America ("GCCA") into Perspectives and moved the corporate support center from Louisiana to Plano, Texas. Perspectives ceased doing business as of October 1, 2001 when the Company sold all of its hospital contracts to Horizon Mental Health Management, Inc. Since this time, the Company has been taking steps to settle claims and sell off any remaining assets of Perspectives.

Tele-Lawyer was formed as a California corporation in 1989 and moved to Nevada in 1997. Tele-Lawyer is the Company’s only operating subsidiary.

ITEM 2   Properties

The Company is leasing approximately 850 square feet of office space in Las Vegas, Nevada.

ITEM 3   Legal Proceedings

On October 1, 2002, a suit was filed by an individual against the company and two of its officers regarding a portion of a note converted to common stock prior to the reverse acquisition in June of 2001. On November 25, 2002, the Company filed a counterclaim against the individual based on an $18,500 debt that was assigned to it by the beneficial holder of the note in question. Management does not believe that this matter will have a material adverse effect on the Company’s financial position, results of operations or cash flows.

The Company also has a judgment entered against it held by one of its note holders in the amount $203,500 note plus accrued interest. At this time, the Company is unable to pay or make payments on this judgment, which exceeds $250,000 with unpaid interest.

ITEM 4   Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company’s stockholders for a vote during the fiscal year ending April 30, 2004.

PART II

ITEM 5   Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company’s common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time under the symbol LATI.

Fiscal Year End 4-30-04

                                                                         High Sales        Low Sales
                                                                         Price                Price
                               First Quarter                       $1.80              $.32
                               Second Quarter                  $3.40              $.60
                               Third Quarter                     $1.45               $.56
                               Fourth Quarter                   $1.03               $.25

Fiscal Year End 4-30-03

                                                                         High Sales         Low Sales
                                                                         Price                 Price
                              First Quarter                       $1.99                $1.10
                              Second Quarter                  $1.00                $.35
                              Third Quarter                      $1.01                $.15
                              Fourth Quarter                    $ .70                 $.09

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

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Company’s stock if it becomes subject to these penny stock rules. Therefore, if the common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holder of Common Stock

As of April 30, 2004, there were 121 holders of the Company’s common stock.

Recent Sales of Unregistered Securities

The Company issued out 160,000 shares of its common stock upon the exercise of an option issued to a marketing consultant. The Consultant paid the option price of $208,000 to the company for the shares at the time of the issuance. The shares were issued out pursuant to a Form S-8 registration.

Dividends

There are no restrictions in the Company’s articles of incorporation or bylaws that prevents it from declaring dividends. The Nevada Revised Statutes, however, does prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1.  The Company would not be able to pay its debts as they become due in the usual course of business; or

2.  The Company’s total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

ITEM 6   Management's Discussion and Analysis of Financial Position and Results of Operations or Plan of Operation

Plan of Operations

Over the past few years, the Company changed its business focus by concentrating on sales of technology and services to, and the development of strategic partnerships with, various non-profit associations and government agencies in order to create a number of statewide hubs for access to legal services. This process involved the expansion of the Company’s product and service offerings, as well as its geographic coverage. Unfortunately, the Company’s plans took longer than expected and it experienced significant barriers. Management attributes the delays to the difficulties encountered in the development of the software, slow response by clients and insufficient resources necessary to support the development and hosting of the products. Management also believes that a major cause of the Company’s difficulties was as a result of certain individuals who were employed by a government agency that funds legal service organizations and a competitor, improperly and wrongfully disparaging its products and services. These individuals, ostensibly working on behalf of the government agency, are also believed to have threatened certain of the Company’s clients with termination of future funding if they didn’t cease use of the Company’s technology.

As a result of these problems and the resulting delays, the Company has largely exhausted its cash reserves and has been seeking additional funding or alternative business opportunities. In order to conserve cash resources, efforts to expand the client/affiliate network of Legal Services have been suspended. Management is currently evaluating a long-term strategy for this component of the business. The Company currently services legal service organizations in Nevada, Ohio, Pennsylvania, Tennessee, Kentucky, Florida and Maryland. It has also cut costs and reduced staff by an additional 25% since 2003. However, without additional financing, the future of this business is uncertain. These conditions indicate that the Company may be unable to continue as a going concern.

As a result of these problems, the Company has also cancelled the case management system product offering, as well as the legal advice over the phone and continuing legal education phone services. Management has been unsuccessful in obtaining a buyer for the Company’s rights in the case management system.

The Company has a few remaining case management clients and they have been notified of the winding down of operations in this regard. During this process, the Company will remain committed to supporting its current case management customers.

Management is currently reviewing several options including a total withdrawal from providing services to non-profit legal service organizations over time. Management is in the process of evaluating other business opportunities both within and outside of the legal services market.

Proposed American Design Group Acquisition

As a result of management’s search for new business opportunities, on September 9, 2003, the Company entered into a memorandum of understanding for the purchase of all the common stock of American Design Group, Inc., a California company ("ADGI") that manufactures and imports personal electronic products into the United States. A definitive Common Stock Purchase Agreement was signed with ADGI on September 25, 2003, specifically contingent upon the Company arranging for a convertible bridge loan for ADGI in the amount of $500,000 and arranging for long-term financing of $5,000,000.

The Company advanced $25,000 of the required bridge loan financing and Pacific Commercial Group, LLC ("Pacific") independently provided an additional $207,500 loan directly to ADGI prior to entering into an Amendment to the Common Stock Purchase Agreement ("Amended ADGI Agreement") with ADGI on November 17, 2003.

On September 25, 2003, the Company also signed a Stock Purchase Agreement ("Pacific Agreement") with Pacific to sell Pacific 6,000,000 shares of its common stock for $5,000,000 by November 30, 2003. On November 19, 2003, with the assistance of Pacific, the Company negotiated and entered into a Regulation S Stock Purchase Agreement ("Aurora Agreement") with Aurora Two Ltd. ("Aurora") in which Aurora agreed to purchase up to 12,000,000 shares of the Company’s common stock in a foreign transaction to be valued based on market prices. On November 21, 2003, Aurora issued a purchase order for the entire 12,000,000 shares.

On November 19, 2003, the Company also entered into a settlement agreement with Pacific to terminate the Pacific Agreement in favor of the Aurora Agreement ("Pacific Settlement Agreement"). Under this agreement, Pacific was to receive a portion of the share price obtained through the Aurora Agreement in exchange for its release of its contract purchase rights as provided in the Pacific Agreement.

Unfortunately, Aurora never purchased the shares as agreed and therefore no funding was ever received. Due to Aurora’s failure, on January 28, 2004 the Aurora Agreement along with the amended ADGI Agreement were terminated. At this time, management has no current arrangements for financing or to acquire new business operations pending.

Results of Operations

Revenue growth was slowed by the longer than expected time it took to develop and implement the Company’s technology products and services. The Company received revenues of $153,997 from continuing operations for the fiscal year ended April 30, 2004, compared to revenue of $91,124 in the prior fiscal year. The increase is primarily due to two factors: (1) a one time sale of web development services was made for $25,000, and (2) an increase in revenue from one phone client.

Operating expenses were $995,471 for the fiscal year ended April 30, 2004, and $1,385,015 in the prior fiscal year. The decrease in these expenses over the comparative periods reflects the Company’s decrease in service costs and research during the fiscal year ended April 30, 2004, offset by increases in accrued executive compensation and professional fees. Despite reduced revenue and performance levels, the Board of Directors agreed to accrue bonuses for two officers. The Board felt these bonuses were warranted and in the best interest of the Company because the officers had rendered services in the prior year which had not been paid or accrued and were continuing to provide critical services for the Company going forward. The anticipation of all parties was that these services would lead to financing of the Company, which, in turn, would enable the officers to be paid. Aurora’s failure to purchase to Company’s common stock as agreed in the third quarter of the reported year, and other instances of non-performance by other parties involved in the financing, resulted in the Company being unable to pay these bonuses and any accrued salaries for the fiscal year. As a result, of the termination of these financing agreements and the Company’s inability to pay, the officers agreed to rescind the declared bonuses.

Professional services increased as a result of legal fees incurred in connection with the proposed and agreed financing transations and the proposed merger with American Design Group. Such professional services were primarily provided by Cane & Associates, a firm in which the Company’s majority shareholder/president is the founding member. Service costs declined over 37% during the fiscal year ended April 30, 2004. Software research and development expenses declined over 57%, most expenses being incurred early in 2004. General and administrative expenses declined 24% due to continued efforts to reduce costs.

In addition, the Company’s losses from discontinued operations decreased from $945,857 in fiscal year ended April 30, 2003 to $48,864 in fiscal year ended April 30, 2004. As a result, the Company showed a net loss of $891,200 as compared to a loss of $2,238,323 in the prior fiscal year.

The Company has stopped making any substantial investment in the development of its software products and is focusing instead on the operation of web-based systems for its existing clients.

Liquidity and Capital Resources

As a result of the problems and the resulting delays discussed above, the Company has largely exhausted its cash reserves and has been seeking additional funding and alternative business opportunities. In order to conserve cash resources, efforts to expand the client/affiliate network of Legal Services have been suspended. Management is currently evaluating a long-term strategy for this component of the business. The Company currently services legal service organizations in Nevada, Ohio, Pennsylvania, Tennessee, Kentucky, Florida and Maryland. It has also cut costs and reduced staff by approximately 25% since 2003.

Moreover, the Company’s President and Chief Executive Officer, Kyleen Elisabeth Cane, has made a series of supporting loans to the Company in order to cover its costs of operations. These loans are secured against the Company’s assets. The last of these loans was made necessary for use to buyout of an expensive long term lease at the old office address at 2300 W. Sahara Ave. Suite 500. The Company moved out of this old office and into a much smaller office space in December 2003.

Management notes that without additional financing, the future of the Company’s business remains uncertain. These conditions indicate that the Company may be unable to continue as a going concern.

The Company expects its negative cash flows to decrease over the coming quarter due to a number of cost cutting actions taken by management, including a reduction in personnel and the buyout of the expensive lease of the old office space. However, the Company also expects to continue negative cash flows from operating activities and cash resources to be exhausted without additional debt or equity financing. Management is currently working to raise additional capital, but has no current prospects as the Aurora Agreement was terminated in January 2004.

Management is considering a private placement or a merger to fund operations, however, there is no assurance that such funding or the expansion of services will occur. In their report on the accompanying financial statements, the Company’s independent auditors expressed substantial doubt as to the Company’s ability to continue as a going concern.

Financial Position

Assets. At April 30, 2004, the Company had cash of $52,843 as compared to $94,236 as of April 30, 2003. At April 30, 2004, the Company had trade accounts receivable in the amount of $22,183, a decrease of $5,260 from the prior year. The Company also maintains account receivables (net of collection allowances) related to its discontinued business segment (Perspectives) of $235,178.

Equipment, net of accumulated depreciation was $32,279 as of April 30, 2004, as compared to $155,024 as of April 30, 2003. The Company also reported the book value of its software license and rights to the MyACD phone system as $127,176. These rights were purchased for a combination of cash and the lease of the Company’s equipment to MyACD.

Liabilities and Stockholders’ Equity. At April 30, 2004, the Company had accounts payable of $56,614 as compared to $180,005 at April 30, 2003. In addition, accrued expenses (including executive compensation of $295,000) were $433,284 at April 30, 2004 as compared to $146,516 as of April 30, 2003. At April 30, 2004, the balance outstanding of the Company’s convertible notes, plus any accrued interest, was $260,138. Due to a disagreement as to the obligations place on the Company by these notes, the note holder sued the Company and obtained a judgment which is currently outstanding. The Company currently has no payment arrangement with this note holder on the judgment.

Stockholders’ equity (deficiency) was ($301,627) as of April 30, 2004, down as compared to $381,573 for the prior year.

Critical accounting policies and estimates

The Company’s consolidated financial statements for the fiscal year-ended April 30, 2004 include the accounts of its wholly-owned subsidiaries, Tele-Lawyer, Inc. and Perspectives Health Management Corp. All significant inter-company balances and transactions have been eliminated in the consolidation.

Other critical accounting policies are discussed in Note 2 to the Consolidated Financial Statements and include policies for revenue recognition, particularly as to contract software development. To summarize, revenue is recognized as the services are provided. Revenue from service contracts is recognized over the contract term. Revenue from contracts to develop software modifications are generally recognized when the services are completed. Revenue from more significant, longer term arrangements to produce custom software applications are generally recognized using the percentage-of-completion method, except when collectibility is not reasonably assured in which case profit is realized using the installment method.

As discussed in Note 3 to the consolidated financial statements, the Company has substantial accounts receivable acquired in 2001 in a reverse acquisition of a business that was subsequently discontinued. Management continues to re-evaluate the allowance for collectibility of such receivables, based on emerging new information concerning the customers’ apparent willingness and ability to pay and giving effect to 50% collection agency fees that would become payable in the event of collection. Periodic adjustments to the allowance are accounted for prospectively as a change in the estimated loss from discontinued operations.

ITEM 7        Financial Statements

The following financial statements, financial statement schedules and supplementary date are included:

   F-1  Independent Auditors’ Report

                                       Audited Financial Statements:

   F-2  Consolidated Balance Sheets - April 30, 2004 and April 30, 2003

   F-3  Consolidated Statements of Operations - Years Ended April 30, 2004 and April 30, 2003

   F-4  Consolidated Statements of Changes in Stockholders’ Equity (Deficiency) - Years Ended April 30, 2004
                             and April 30, 2003

   F-5  Consolidated Statements of Cash Flows - Years Ended April 30, 2004 and April 30, 2003

   F-6  Notes to Consolidated Financial Statements

INDEPENDENT AUDITOR’S REPORT

Board of Directors
Legal Access Technologies, Inc. and Subsidiaries
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Legal Access Technologies, Inc. and Subsidiaries as of April 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legal Access Technologies, Inc. and Subsidiaries as of April 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

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

PIERCY, BOWLER, TAYLOR & KERN
Certified Public Accountants and Business Advisors

Las Vegas, Nevada
July 14, 2004

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
BALANCE SHEETS
YEARS ENDED APRIL 30, 2004 AND APRIL 30, 2003
______________________________________________________________________________________________________________________

	2004	2003
ASSETS

Current assets
Cash and cash equivalents	$52,843	$94,236
Accounts receivable, trade	22,183	27,443
Accounts receivable, discontinued business segment, net of allowance $4,776,484 and $4,672,287	235,178	530,000

	310,204	651,679

Property and equipment, net of accumulated depreciation of $124,061 and $163,065	32,279	155,024

Software license, net of accumulated amortization of $87,751 and $45,148	127,176	171,029

	$469,659	$977,732

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$56,614	$180,005
Accrued officers salaries	295,000
Other accrued expenses	138,284	146,516
Due to officer	21,250
Convertible notes and accrued interest	260,138	269,638

	771,286	596,159

Stockholders' equity (deficiency)
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,248,732 and 6,088,732 shares issued and outstanding	6,248	6,088
Additional paid-in capital	6,256,937	6,049,097
Deficit	(6,564,812)	(5,673,612)

	(301,627)	381,573

	$469,659	$977,732

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 2004 AND APRIL 30, 2003
_______________________________________________________________________________________________________________________________________

	2004	2003

Revenues	$153,997	$91,124

Operating costs and expenses
Service costs	135,003	214,923
Software research and development	34,179	79,637
Selling, general, and administrative	826,289	1,090,455

	995,471	1,385,015

Other income (expense)
Interest income	823	4,975
Interest expense	(21,247)	(20,350)
Rentals	19,562	16,800

Loss from continuing operations	(842,336)	(1,292,466)

Loss from discontinued operations, without tax effect	(48,864)	(945,857)

Net loss	$(891,200)	$(2,238,323)

Basic and diluted loss per common share:
Continuing operations	$(0.14)	$(0.21)
Discontinued operations	(0.01)	(0.16)

Net	$(0.14)	$(0.37)

Weighted average common shares outstanding	6,187,194	6,080,655

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED APRIL 30, 2004 AND APRIL 30, 2003
_______________________________________________________________________________________________________________________________________

	Shares issued and outstanding	Common stock par value	Additional paid-in Capital	Deficit

Balances, May 1, 2003	6,088,732	$6,088	$6,049,097	$(5,673,612)
Net loss				(891,200)
Common stock issued for cash	160,000	160	207,840

Balances April 30, 2004	6,248,732	$6,248	$6,256,937	$(6,564,812)

Balances, May 1, 2002	6,071,232	$6,071	$6,031,614	$(3,435,289)
Net loss				(2,238,323)
Common stock issued for services	17,500	17	17,483

Balances April 30, 2003	6,088,732	$6,088	$6,049,097	$(5,673,612)

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2004 AND APRIL 30, 2003
______________________________________________________________________________________________________________________

	2004	2003

Operating activities
Net cash used in operating activities	$(531,516)	$(1,257,110)

Investing activities
Purchase of software license	(875)	(1,250)
Purchase of property and equipment		(84,059)
Sale of equipment	71,122

Net cash provided by (used in) investing activities	70,247	(85,309)

Financing activities
Proceeds from borrowings, officers / shareholders	60,000
Repayments from borrowings, officers / shareholders	(38,750)
Collection of accounts receivable of a discontinued business segment	190,626	291,143
Sale of common stock	208,000

Net cash provided by financing activities	419,876	291,143

Net decrease in cash and cash equivalents	(41,393)	(1,051,276)

Cash and cash equivalents, beginning of year	94,236	1,145,512

Cash and cash equivalents, end of year	$52,843	$94,236

Reconciliation of net loss to net cash used in operating activities
Net loss	$(891,200)	$(2,238,323)
Non-cash items:
Depreciation and amortization	97,594	132,434
Services paid for with common stock		17,500
Bad debt expense	104,196	408,220
Gain on sale of equipment	(1,243)
Increase in operating (assets) liabilities
Accounts receivable	5,260	289,469
Prepaid expenses and other		22,140
Accounts payable	(123,391)	100,270
Accrued expenses	286,768	(9,170)
Accrued interest	(9,500)	20,350

Net cash used in operating activities	$(531,516)	$(1,257,110)

Interest Paid	$30,747	$-

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004 AND 2003
_____________________________________________________________________________________________________________________

1.   Nature of operations and background information:

Business activities. Legal Access Technologies, Inc. (LATI), through its wholly-owned subsidiary, Tele-Lawyer, Inc. (Tele-Lawyer), both Nevada Corporations, offers specialized telephone conferencing services, occasional custom software development, and the sales and service of a telephone system that allows legal aid groups the ability to integrate multiple offices. The Company currently provides telephone services to customer organizations located in Nevada, Ohio, Illinois, Pennsylvania, Tennessee, Kentucky and Maryland. When the Company is engaged to design custom software applications, the applications have been based on the technology developed for the Company’s legal support services and case management system.

Concentrations. Due to the highly technical nature of its business, the Company is dependent on several outside consultants in conducting its operations, for example, to provide a gateway onto the Internet and database and server software. While the Company has long-term agreements with some of these providers, unsatisfactory service or the interruption of services for any reason could have an adverse impact on the Company's operations.

Discontinued operations. During the most recent fiscal year presented, the Company discontinued legal advice services and professional education programs for attorneys. In late 2003, the Company abandoned further development of its case management system. As a result, current operating activities are limited. In addition, the Company has exhausted substantially all of its financial resources (See Note 9 for a discussion of this going concern contingency and management’s plans).

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

Property and equipment. Property and equipment is stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets (generally three to five years).

Software license. The software license relates to the Company’s specialized telephone services and is stated at cost, subject to adjustment for impairment, if any. Amortization is computed over the term of the license using the straight-line method.

Revenue recognition. Revenue from telephone system and telephone conferencing service contracts is recognized over the contract term as services are provided. Revenue from contracts to develop software modifications is generally recognized when the services are completed. Revenue from more significant or longer term arrangements to produce custom software applications is generally recognized using the percentage-of-completion method, except when collectibility is not reasonably assured in which case profit is realized using the installment method. The percentage of completion is determined based upon labor hours expended compared to total expected development hours. Development hours associated with the production of the core software is included in the measurement of the contract's progress toward completion as the software is customized. Hours contemporaneously expended for routine enhancements of the core software, however, are excluded from the calculation.

Advertising. Advertising (totaling $1,286 and $35,963 in continuing operations for the most recent and prior year) is expensed as incurred and is included in selling, general and administrative expenses.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004 AND 2003
_______________________________________________________________________________________________________________________________________

Research and development costs. Expenditures relating to the development of new products and processes, including significant improvements and refinements to existing products, are expensed as incurred.

Stock-based compensation. The Company accounts for stock-based employee compensation (Note 4) using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Net loss per share. Options to purchase 315,000 shares of common stock and warrants to purchase 451,634 shares of common stock were not included in the computation of net loss per share because of the anti-dilutive effect.

Discontinued operations. Operations discontinued prior to the effective date are, nevertheless, presented in accordance with Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current year presentation.

3.   Discontinued operations:

Effective March 1, 2004, the board of directors voted to discontinue legal advice services and continuing professional education for attorneys. It was determined that these areas no longer afforded any value to the Company and were discontinued immediately. Discontinued operations include revenues from legal advice and professional legal education totaling $43,332 and $193,296 in 2004 and 2003, respectively.

Effective April 28, 2003, the board of directors voted to abandon further development of the Company’s internally designed case management system (CMS). The Company is currently attempting to sell the software and to discontinue usage by clients. Discontinued operations includes revenues (losses) from CMS totaling $12,000 and ($428,432) in 2004 and 2003 respectively. In 2003, discontinued operations also include a loss of $285,000, representing the cost to terminate a contract to develop a CMS application for another industry.

Prior to fiscal 2003, the Company acquired Perspectives Health Management Corporation (Perspectives), a wholly-owned subsidiary of LATI, discontinued Perspectives’ operations and assigned all of its hospital management contracts to another provider, and engage the provider through 2005 to attempt to collect Perspectives’ then outstanding receivables for a 50% share of any collections during that time. The provider pays all of its collection costs from its share of the collections. The Company’s share of collections through 2004 has totaled $894,061 ($190,626 and $291,143 in 2004 and 2003, respectively). Included in discontinued operations in 2004 is an additional provision for doubtful collection of $104,196.

4.   Equity:

Common stock. In 2004, in connection with marketing services, a consultant received and exercised options to purchase 160,000 common shares of the Company at an agreed price of $1.30 per share. The value of the options computed using the Black Scholes method was negligible and, therefore, not recorded. In fiscal 2003, the Company issued 17,500 shares of common stock (valued at $1 per share based on recent sales) to certain of its employees for software development services, of which $17,500 was included in discontinued operations.

Stock options and warrants. The Company has an incentive stock option plan. The plan authorizes the Company to issue options totaling up to 15% of the outstanding shares of the Company, not to exceed 2,500,000. The Company also has a director's stock option plan for issuance of stock options to outside directors. Of the options granted during 2004 and 2003, non-employees received 210,000 and zero, respectively.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004 AND 2003
_____________________________________________________________________________________________________________________

The following table summarizes the stock option activity for the periods indicated:

	Number of shares	Weighted average exercise price

Balance at April 30, 2002	897,500	$2.36
Granted during 2003	155,000	1.52
Expired during 2003	(699,167)	2.18

Balance at April 30, 2003	353,333	$2.35
Granted during 2004	305,000	1.16
Exercised during 2004	(160,000)	1.30
Expired during 2004	(183,333)	3.00

Balance at April 30, 2004	315,000	$1.35

The following table summarizes the stock options outstanding at April 30, 2004:

Weighted average contractual life	Number of options outstanding	Number of options exercisable	Exercise price
.33 years	55,000	55,000	$3.00
2.05 years	260,000	260,000	$1.00

During 2004 no warrants were issued. During 2003, the Company, in order to settle a minor dispute with a warrant holder, re-issued replacements to expired warrants held by the holder. The warrants were originally issued as part of a financing transaction in 1998. The new warrants allowed the holder to purchase 1,634 common shares of the Company at $107 per share and expired in May 2004. None of these warrants were exercised and have thus expired.

The principal assumptions selected to value the non-employee options and warrants on the fair value method, using the Black Scholes option-pricing model for calculating the "minimum value" included a "risk-free" interest rate of 5%, expected option life of three years, and no expected dividends. The minimum value calculation resulted in no recognized compensation for employee options and warrants and no pro forma effect of the fair value method on reported results due to immateriality.

6.Convertible note:

This note bears interest at 10% per annum. The Company currently has a judgment entered against it for the $203,500 note plus accrued interest of $56,638. At this time, the Company is unable to pay or make payments on this judgment.

7. Related party transactions:

A law firm owned by the Company's president / majority shareholder performs services for the Company. The amount billed for these services totaled approximately $117,399 and $20,237 in 2004 and 2003, respectively.

In early 2004, the Board of Directors agreed to accrue bonuses for two officers. The Board felt these bonuses were warranted and in the best interest of the Company because the officers had rendered services in the prior year which had not been paid or accrued and were continuing to provide critical services for the Company going forward. The anticipation of all parties was that these services would lead to financing of the Company, which, in turn, would enable the officers to be

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2004 AND 2003
______________________________________________________________________________________________________________________

paid. Aurora’s failure to purchase to Company’s common stock as agreed in the third quarter of the reported year, and other instances of non-performance by other parties involved in the Company’s financing plans, resulted in the Company being unable to pay these bonuses and any accrued salaries for the fiscal year. As a result, of the termination of these financing agreements and the Company’s inability to pay, the officers agreed to rescind the declared bonuses.
During the reported year, the Company’s president / majority shareholder made three loans secured through a UCC-1 financing statement by all of the tangible and intangible assets of the Company. Part of these loans were paid back during the fiscal year.

8.   Income taxes:

The Company's effective tax rate differs from the federal statutory rate due to a 100% valuation allowance effectively provided for any tax benefits that may result from net operating losses incurred, because of uncertainty discussed in Note 9 under "Going Concern Contingency and Management’s Plans" below.

As of the most recent balance sheet date presented, the Company has available unused operating loss carryforwards of approximately $4,900,000 expiring through April 30, 2024.

9.  Going concern contingency and management’s plans:

The Company has exhausted substantially all of its financial resources available to date. The Company’s president / majority shareholder has been willing, but not obligated, to finance the Company on a short-term basis until it was able to operate on its own resources. While the Company’s president believes that no additional loans will be needed in the immediate future, she is also no longer willing to continue to finance the Company. These conditions and others referred to in Notes 3, 6 and 7 indicate that the Company may be unable to continue as a going concern. While management continues to seek other capital sources, no other potential financing sources or business opportunities have been identified at this time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

10. Other commitments and other contingencies:

Leases. The Company is currently subletting office space from a law firm in which the Company’s president / majority shareholder is the managing principal. Minimum rentals under this related party lease for the next five years is approximately $24,000 annually. Total rent expense for the most recent and prior operating periods presented was approximately $161,500 and $179,000, based primarily on lease payments made on the Company’s prior office premises. This lease was terminated by agreement with the landlord in December of 2003.

Professional liability and licensing. The Company's relationship with attorneys that provided legal advice to consumers entailed a risk of professional liability claims as well as ethical and other actions by state bar associations or other state regulatory organizations. In addition, services the Company provided directly to callers and website users, such as automated form preparation, access to certain published legal information, or referrals to third party legal services, among others, could create similar liability for injuries incurred in connection with using the service. The Company has been unable to purchase insurance and is currently uninsured for such claims, if any.

ITEM 8   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A    CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2004. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive and Financial Officer, Ms. Kyleen Elisabeth Cane. Based upon that evaluation, the Chief Executive and Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in its periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive and Financial Officer, to allow timely decisions regarding required disclosure.

PART III

ITEM 9   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following are the names of the Company’s officers and directors, their ages, their present positions, and some brief information about their background. The directors serve until successors are elected and qualified at a meeting of the Company’s shareholders. The officers are appointed to their positions, and continue in such positions at the discretion of the directors.

Name           Age       Offices Held
Kyleen Cane                                     49                                 Director, Chief Executive Officer and President
Elliot Schear                                      52                                 Director, Vice President
Russell Roth                                      57                                 Director

Kyleen Cane has been the Company’s President, Chief Executive Officer and a director since the reverse acquisition by Tele-Lawyer in June of 2001 and was the President, Chief Executive Officer and a director of Tele-Lawyer since its inception in May of 1989. Ms. Cane attended the University of California, Irvine where she received a B.A. degree in Economics in June 1975 with high honors. She then went on to receive her Juris Doctor degree from the University of Southern California School of Law in May of 1978, also receiving high honors. Among these honors were Order of the Coif, Phi Beta Kappa, Summa Cum Laude, Dean's Honor List, and The American Jurisprudence Award in Constitutional Law. She is a licensed member of the Nevada, Washington, California and Hawaii State Bars, the U.S. Tax Court and maintains Real Estate Broker licenses in Nevada, California and Hawaii. In addition to her role as the Company’s CEO, during the past several years, Ms. Cane has also been a Professor of law at Western State University School of Law (August 1991 to July 1997), the managing member of Cane O’Neill Taylor, LLC, a private law practice (August 1998 to August 2003) and the managing member of Cane & Associates (September 2003 to present). She is also the author of four books in the Five Minute Lawyer book series published by Bantam Doubleday Dell Publishing in May of 1995 (Divorce, Taxes, Bankruptcy and Estate Planning).

Elliot Schear has been the Company’s Vice President and a director since the reverse acquisition with Tele-Lawyer in June of 2001, a Vice President and a director of Tele-Lawyer since 1999 and involved in Tele-Lawyer’s marketing efforts since 1994. Mr. Schear graduated from the University of California, Los Angeles with a BA degree in Political Science in 1974 and then received his Masters in Public Relations from the University of Southern California in 1978. Since 1978, Mr. Schear has created and sold several businesses, including a network of metal working trade publications known as the Machine Shopper, and a local community newspaper in the Los Angeles area. From 1987 to 1999, Mr. Schear was also an owner of a business brokerage company in Los Angeles known as International Business Sales.

Russell R. Roth has been one of the Company’s directors since July 2001. From April 1998, until the present, Mr. Roth has been President, Chief Executive Officer, Chief Financial Officer and Chairman of Las Vegas Gaming, Inc., a public reporting company incorporated in Nevada that is in the business of developing, marketing and distributing casino games and related supplies. From January 1995 until December 1999, Mr. Roth had been the feature writer, editor and co-owner of the Las Vegas Investment Report and has managed portfolios for a few select individuals. From September 1994 to April 1996, Mr. Roth served as President of National Investment & Tax Managers, Inc. From January 1987 to April 1993, Mr. Roth served as Chief Financial Officer of Sotheby's Holdings, Inc., an art auction company. At Sotheby's Holdings, Inc., Mr. Roth spearheaded the Company's initial public offering in 1988. From 1983 to 1986, Mr. Roth served as Chief Financial Officer of Cessna Aircraft Company where Mr. Roth coordinated a successful merger of the Company with General Dynamics Corp. From 1974 to 1983, Mr. Roth served in various financial capacities for Rockwell International and the Bendix Corporation. Mr. Roth received his Bachelors of Science in Economics from the University of Kansas in 1968 and his Masters of Business Administration from the University of Michigan in 1973. He also serves on the board of directors of Lincoln International, Inc., a public reporting company traded on the Over-The-Counter Bulletin Board.

Terms of Office

The Company’s directors are appointed for one-year terms to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with the Company’s by-laws. Officers are appointed by the board of directors and hold office until removed by the board.

Significant Employees

The Company does not have any employees who are not an officer or director that are expected to make a significant contribution to the business.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons have failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

                                                                  Number      Transactions   Known Failures
                                                                  Of late         Not Timely    To File a
Name and principal position                        Reports       Reported       Required Form
--------------------------------------        ----------- -------------- ---------------------
Kyleen Cane,   Director,
Chief Executive Officer and President                     1                     1                           0

Elliot Schear,   Director, Vice President                  1                     1                           0

Russell Roth, Director                                            1                     4                           0

Code of Ethics Disclosure Compliance

As of April 30, 2004, the Company had not adopted a Code of Ethics for the Company’s principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002.

Subsequent to April 30, 2004, the Company has designed such a code of ethics included herein as Exhibit 14..

To the best of management’s knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

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

Annual Compensation Table

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awarded	Warrants & Options	LTIP payouts ($)	All Other Compensation
Kyleen E. Cane	Director, CEO, CFO and President	2002 2003 2004	155,000 45,000 180,000(1)	0 0 0	0 0 0	0 0 0	0 50,000 0		0 0 0 0
Elliot T. Schear	Director, Vice President	2002 2003 2004	40,000 47,000 120,000(2)	0 0 0	0 0 0	25,000 0 0	0 50,000 50,000		80,000 0 0
Steven D. Fellows	Former Treasurer CFO	2002 2003 2004	90,000 45,000 0	2,000 0 0	0 0 0	25,000 0 0	0 0 0		0 9,000 0
Russell Roth	Director	2002 2003 2004	0 0 0	0 0 0	0 0 0	0 0 0	25,000 0 50,000		0 0 0 0

(1) All Ms. Cane’s 2004 compensation has been deferred due to the company’s inability to pay it.
(2)   Mr. Schear deferred $115,000 of his salary in 2004 due to the company’s inability to pay it.

There can be no assurance that the amounts of compensation actually paid, or the persons to whom it is paid for 2004-2005, will not differ materially from the above amounts.

Options

The following table sets forth the number of options issued and exercised during the most recent fiscal year-end April 30, 2004, and the value of such options for the Chief Executive Officer and the named Executive Officers and Directors. These options include those exchanged for stock options that expired unexercised during the year.

Name	Number of Securities Underlying Options Granted in Fiscal year	% Of Total Options Granted to Employees in Fiscal Year	Exercise or base price	Expiration Date
Kyleen Cane	0	0%	$0
Elliot Schear	50,000	34.48%	$1.00	6/2/2006
Russell Roth	50,000	34.48%	$1.00	6/2/2006

Name	No. of Shares Exercised	Value Realized	No. of Securities Underlying Unexercised Options at Fiscal Year End	Value of Unexercised In the Money Options at Fiscal Year End
Kyleen Cane	0	0	50,000	$0
Elliot Schear	0	0	100,000	$0
Russell Roth	0	0	75,000	$0

Compensation of Directors

Directors who are not the Company’s employees or consultants are not paid for their services for attending board or committee meetings.

Employment Agreements

On June 12, 2001, the Company entered into employment agreements with each of its new officers for a term of one year. These agreements have been renewed each year and extended.

ITEM 11       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides the beneficial ownership of the Company’s common stock by each person known by the Company to beneficially own more than 5% of the common stock outstanding as of April 30, 2004 and by the Company’s officers and directors as a group. Except as otherwise indicated, all shares are owned directly.

                                                         Name and address                             Amount of                                  Percent
Title of class                                      of beneficial owner                             beneficial ownership                   of class*
Common Stock                                 Kyleen E. Cane                                   2,821,279                                 45.95% (1)
                                                        (President, Director)
                                                        3273 E. Warm Springs
                                                         Las Vegas, NV 89120

Common Stock                                 VMR                                                  333,350                                    5.33%
                                                         AM Kronberger Hang 5
                                                         65824 Schwalbach am Taunus
                                                         Germany
                                                         Voting Power: Kevin Devine

Common Stock                                  Elliot Schear                                        25,000                                    2.00% (2)
                                                          (Director)
                                                          23915 Strathern St.
                                                          West Hills, CA 91304

Common Stock                                  Russell R. Roth, Director                     9,250                                      1.34% (3)
                                                          4000 West Ali Baba, Suite D
                                                          Las Vegas, NV 89118

Common Stock                                  All Officers and Directors                    2,855,529                               49.29%
                                                          as a Group (3 persons)
______________________________________________________________________________________________________________________________________
* Based on 6,248,732 shares of common stock outstanding as of April 30, 2004.
(1) Ms. Cane also holds stock options to purchase 50,000 shares at a price of $1.00, all of which are immediately exercisable.
(2) Mr. Schear also holds stock options to purchase 100,000 shares at a price of $1.00, all of which are immediately exercisable.
(3) Mr. Roth also holds stock options to purchase 25,000 shares at a price of $3.00 and 50,000 shares at a price of $1.00, all of which are immediately exercisable.

Other than the shareholders listed above, the Company knows of no other person who is the beneficial owner of more than five percent of its common stock.

ITEM 12        Certain Relationships and Related Transactions

Except as disclosed below, none of the following parties has any material interest, direct or indirect, in any transaction with the Company or in any presently proposed transaction that, in either case, has or will materially affect its business or results of operations.

•Director or officer
•Proposed nominee for election as a director
•Person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all outstanding shares
•Promoter
•Relative or spouse of any of the foregoing persons

A law firm owned by Kyleen E. Cane, the Company’s director, CEO, interim CFO, President and controlling shareholder, acts from time to time as the Company’s counsel for corporate and securities matters. During the fiscal year reported, accrued legal fees in the amount of $117,399 were paid to this law firm. The Company is currently subletting a portion of the law firm’s office space.

ITEM 13   Exhibits and Reports on Form 8-K

(a)   Reports on Form 8-K.

1. A current report on Form 8K concerning the termination of the Company’s agreement for the acquisition of American Design Group and the termination of the Company’s Regulation S stock sale agreement with Aurora Two Ltd was filed January 29, 2004.

2. A current report on Form 8K concerning the Company’s agreement for the acquisition of American Design Group and Regulation S stock sale agreement with Aurora Two Ltd was filed November 26, 2003.

3. A current report on Form 8K concerning the Company’s Memorandum of Understanding for the acquisition of American Design Group and financing agreement with Pacific Commercial Group was filed September 10, 2003.

(b) Exhibits

Exhibit Number	Description of Exhibit
10.1	Memorandum of Understanding for the acquisition of American Design Group and financing agreement with Pacific Commercial Group (1)
10.2	Legal Access Technologies, Inc. and American Design Group, Inc. amendment to common stock purchase agreement amending the agreement dated September 29, 2003 (2)
14.	Code of Ethics
31.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14 (a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
1. Incorporated by reference from Exhibit 10.1 of the registrant’s Form 8-K filed September 10, 2003.
2. Incorporated by reference from Exhibit 10.1 of the registrant’s Form 8-K filed November 26, 2003.

ITEM 14.    Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by the Company’s auditors for professional services rendered in connection with the audit of the annual consolidated financial statements for the fiscal years ended April 30, 2004 and 2003 were $14,251 and $15,127 respectively.

Audit-Related Fees

The aggregate fees that the Company’s auditors billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements were $10,306 and $6,280 for 2004 and 2003, respectively.

Tax Fees

The aggregate fees billed by the Company’s auditors for professional services for tax compliance, tax advice, and tax planning were $6,413 and $7,519 for the fiscal years ended April 30, 2004 and 2003.

Other Non-Audit Fees

The aggregate fees billed by the Company’s auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended April 30, 2004 and 2003 were $0 and $1,473 respectively.

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
                             Dated: July 19, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signature          Title                                   Date

/s/ Kyleen Cane                                       President; Chief Executive              July 19, 2004
Kyleen E. Cane                                                   and Financial Officer (Principal
                                                                           Executive and Financial Officer) and
                                                                           Director

/s/ Elliot Schear                                                    Vice President and Director                       July 19, 2004
Elliot Schear

/s/ Russell Roth                                                    Director                            July 19, 2004
Russell Roth

