Form 10QSB
period 2004-07-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2004-09-08
CIK 878146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[X]        Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

  For the quarterly period ended July 31, 2004

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

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,248,732 shares of Common Stock as of July 31, 2004.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

INDEX TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Balance Sheet                                                                                                                                    F-1

Consolidated Statements of Operations                                                                                                                   F-2

Consolidated Statements of Cash Flows                                                                                                                  F-3

Notes to Consolidated Financial Statements                                                                                                            F-4

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
BALANCE SHEETS
JULY 31, 2004 AND APRIL 30, 2004
_________________________________________________________________________________________________________________________

July 31, 2004 April 30, 2004
(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$44,544	$52,843
Accounts receivable, trade	13,644	22,183
Accounts receivable, discontinued business segment, net of allowance $4,776,484 and $4,776,484	204,053	235,178
Prepaid expenses	2,263

	264,504	310,204

Property and equipment, net of accumulated depreciation of $128,082 and $124,061	28,258	32,279

Software license, net of accumulated amortization of $98,497 and $87,751	116,430	127,176

	$409,192	$469,659

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$53,569	$56,614
Accrued officers salaries	370,000	295,000
Other accrued expenses	144,700	138,284
Due to officer	21,250	21,250
Convertible notes and accrued interest payable	265,492	260,138

	855,011	771,286

Stockholders' equity (deficiency)
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,248,732 shares issued and outstanding	6,248	6,248
Additional paid-in capital	6,256,937	6,256,937
Deficit	(6,709,004)	(6,564,812)

	(445,819)	(301,627)

	$409,192	$469,659

See notes to consolidated financial statements

F1

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
THREE-MONTH PERIOD ENDED JULY 31, 2004 AND 2003 (UNAUDITED)
_________________________________________________________________________________________________________________________

Three Months Ended July 31,
2004 2003
(restated)

Revenues	$25,499	$42,811

Operating costs and expenses
Service costs	25,892	38,066
Software research and development	413	31,595
Selling, general, and administrative	141,032	174,815
	167,337	244,476

Operating loss	(141,838)	(201,665)

Other income (expense)
Interest income		64
Interest expense	(5,354)	(5,259)
Rentals		8,137
Loss from continuing operations	(147,192)	(198,723)

Loss from discontinued operations, without tax effect	3,000	16,759

Net loss	$(144,192)	$(181,964)

Basic and diluted loss per common share:
Continuing operations	$(0.02)	$(0.03)
Discontinued operations	0.00	0.00
Net loss	$(0.02)	$(0.03)

Weighted average common shares outstanding	6,248,732	6,088,732

See notes to consolidated financial statements

F2

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
THREE-MONTH PERIOD ENDED JULY 31, 2004 AND 2003 (UNAUDITED)
_________________________________________________________________________________________________________________________

Three Months Ended July 31,
2004 2003
(restated)
Operating activities
Net cash used in operating activities	$(39,424)	$(130,524)

Investing activities
Sale of equipment		1,941
Net cash provided by (used in) investing activities		1,941

Financing activities
Proceeds from borrowings, officers / shareholders		21,000
Collection of accounts receivable of a discontinued business segment	31,125	43,750
Net cash provided by financing activities	31,125	64,750

Net decrease in cash and cash equivalents	(8,299)	(63,833)

Cash and cash equivalents, beginning of year	52,843	94,236

Cash and cash equivalents, end of year	$44,544	$30,403

Reconciliation of net loss to net cash used in operating activities
Net loss	$(144,192)	$(181,964)
Non-cash items:
Depreciation and amortization	14,767	32,369
Gain on sale of equipment		(697)
Increase in operating (assets) liabilities
Accounts receivable	8,539	(29,863
Prepaid expenses and other	(2,263)
Accounts payable	(3,045)	(29,563)
Accrued expenses	86,770	79,194
Net cash used in operating activities	$(39,424)	$(130,524)

See notes to consolidated financial statements

F3

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and disclosure necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity (deficiency) in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2004, are not necessarily indicative of the results that can be expected for the year ending April 30, 2005.

Balance sheet information as of April 30, 2004, should be read in conjunction with the consolidated financial statements for the year then ended included in the Company’s annual report on form 10-KSB, from which it was derived.

The financial statements present the activities of Legal Access Technologies, Inc. ("LATI") and its subsidiaries Tele-Lawyer, Inc. ("Tele-Lawyer") and Perspectives Health Management Corp. ("Perspectives"). All significant inter-company balances and transactions have been eliminated in the consolidation.

Certain amounts in the prior year quarter financial statements have been reclassified for comparability with the current quarter presentation. In addition, the financial statements for the quarter ended July 31, 2003, have been restated as a result of officer compensation being rescinded later in that year. The effect of the restatement is to reduce general and administrative expenses, loss from continuing operations, and net loss by $208,000.

2. Going concern contingency.

As more fully discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s cash resources are fully exhausted, and several loans from the president and the deferral of payment of officers’ salaries were required. In addition, a summary judgment in favor of the noteholder in the amount of $203,500 plus accrued interest ($61,578 through July 31, 2004) has been entered against the Company. These conditions indicate that the Company may be unable to continue as a going concern. Management’s plans in this regard are also described in Item 2 herein. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

F4

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Historically, as part of the Tele-Lawyer operations, the Company has been in the business of arranging for licensed attorneys to provide legal advice and information to consumers of legal services. It also produces and sells specialized telephone conferencing applications to professionals and associations.

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

On April 28, 2003, the case management system was abandoned, and on March 1, 2004, the Company discontinued legal advice over the telephone and continuing legal education operations. Currently, the Company is only providing telephone and web based technical services to certain legal aid organizations it has under contract and certain other telephone services to existing clients.

To become profitable and avoid going completely out of business, the Company is actively seeking other business opportunities. Details of management’s plans follow under "Liquidity and Capital Resources".

Liquidity and Capital Resources

As a result of the problems and the resulting delays discussed under "Overview," the Company has largely exhausted its cash reserves and has been seeking additional funding and alternative business opportunities. In order to conserve cash resources, efforts to expand the client/affiliate network of Legal Services have been suspended. Management is currently evaluating a long-term strategy for this component of the business. The Company provides services for legal service organizations in Nevada, Ohio, Pennsylvania, Tennessee, Kentucky, and Maryland. It has also cut costs and reduced staff by approximately 55% since July 2003.

Moreover, the Company’s President and Chief Executive Officer, Kyleen Elisabeth Cane, has made a series of supporting loans to the Company to cover its costs of operations. These loans are secured by the Company’s assets. The latest of these loans was made necessary to buy out an expensive long-term lease at the Company’s old office address. The Company moved out of this old office and into a much smaller office space in December 2003.

Management notes that without additional financing, the future of the Company’s business remains uncertain. These conditions indicate that the Company may be unable to continue as a going concern. Accordingly, in its report on the Company’s audited financial statements on and for the year ended April 30, 2004, the Company’s independent auditors expressed substantial doubt as to its ability to continue as a going concern.

The Company expects to continue negative cash flows from operating activities and cash resources to be exhausted without additional debt or equity financing. Management is currently working to raise additional capital, but has no current prospects.

Management is considering a private placement or a merger to fund operations, however, there is no assurance that such funding will occur.

Critical Accounting Policies and Estimates

The Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply.

Results of Operations

Revenue growth has ceased and now is negative as the Company has terminated services that were not cost effective. The Company received revenues of $25,499, during the three months ended July 31, 2004, compared to revenue of $42,811, during the same three months of the prior year. Although the case management system has been completed, due to a number of factors including the longer than expected testing and implementation periods and time required to stabilize the product, many of the Company’s legal service organization clients have not been fully activated and all but one have cancelled their contracts. The revenues from this contract are not material and are included in discontinued operations.

Operating expenses decreased by $285,139 during the three month period ended July 31, 2004, as compared to the same three months of the prior year. The decrease in these expenses over the comparative periods reflects the Company’s continual efforts to reduce costs. The Company incurred $25,892 in service costs during the three month period ended July 31, 2004, as compared to $38,066 during the same three months of the prior year. The Company’s selling, general and administrative expenses declined primarily due to the buy out of the expensive long-term lease.

The Company has stopped making any substantial investment in the development of its software products, focusing instead on the operation of its web-based systems for existing clients and new business opportunities.

Forward Looking Statements

The information contained in this section and elsewhere may at times represent management's best estimates of the Company’s future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. The Company’s ability to accomplish these objectives and whether or not it will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward looking assessments of profitability contained in this document to be reasonable; however, the Company cannot assure investors that any projections or assessments contained in this document, or otherwise made by management, will be realized or achieved at any level.

ITEM 3.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive and Financial Officer, Ms. Kyleen Cane. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting management to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

1. Westminster Agencies, Ltd.

In September 2003, Westminster Agencies, Ltd. ("Westminster") obtained a judgment against the Company in the amount of $276,955, representing repayment of the principal on the Company’s promissory note to Westminster. Post judgment to date, $30,000 has been paid to Westminster on this judgment. The Company currently has no payment arrangement with this creditor and Westminster’s agreement to defer any collection activities on the judgment has expired. At this time, the Company is unable to pay or make payments on this judgment, which exceeds $265,000 with unpaid interest.

2. Jost Steinbruchel

In October 2003, the Company obtained a summary judgment in the Nevada District Court against Jost Steinbruchel in the amount of $18,500 plus interest, costs and fees. Mr. Steinbruchel, through counsel, was able to set aside his default, and this matter continues in the District Court.

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

None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Legal Access Technologies, Inc.

                        By: Kyleen Cane
                                          Kyleen E. Cane,
                                          President and Chief Executive Officer
                                          Dated: September 7, 2004

