Form 10QSB
period 2004-10-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2004-11-17
CIK 878146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB
[X]      Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2004

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

Indicate by a check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,248,732 shares of Common Stock as of October 31, 2004.

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
BALANCE SHEETS
OCTOBER 31, 2004 AND APRIL 30, 2004

October 31, 2004 April 30, 2004
(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$35,802	$52,843
Accounts receivable, trade	18,261	22,183
Accounts receivable, discontinued business segment, net of allowance $4,681,484 and $4,776,484	256,499	235,178

	310,562	310,204

Property and equipment, net of accumulated depreciation of $132,055 and $128,082	24,285	32,279

Software license, net of accumulated amortization of $109,244 and $98,497	105,683	127,176

	$440,530	$469,659

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$42,758	$56,614
Accrued officers salaries	445,000	295,000
Other accrued expenses	141,875	138,284
Due to officer		21,250
Convertible notes and accrued interest payable	270,166	260,138

	899,799	771,286

Stockholders' equity (deficiency)
Common stock, $0.001 par value, 100,000,000 shares authorized, 6,248,732 shares issued and outstanding	6,248	6,248
Additional paid-in capital	6,256,937	6,256,937
Deficit	(6,722,454)	(6,564,812)

	(459,269)	(301,627)

	$440,530	$469,659

See notes to consolidated financial statements

F-1

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF OPERATIONS
THREE-MONTH PERIOD ENDED OCTOBER 31, 2004 AND 2003 (UNAUDITED)

Three Months Ended October 31, Six Months Ended October 31
	2004	2003	2004	2003

Revenues	$ 32,285	$ 53,793	$ 57,784	$ 96,604

Operating costs and expenses
Service costs	20,668	41,231	46,560	79,297
Software research and development		522	413	32,117
Selling, general, and administrative	117,890	211,471	258,922	386,286
	138,558	253,224	305,895	497,700

Operating loss	(106,273)	(199,431)	(248,111)	(401,096)

Other income (expense)
Interest income				64
Interest expense	(5,177)	(5,125)	(10,531)	(10,384)
Rentals		11,425		19,562
Loss from continuing operations, without tax effect	(111,450)	(193,131)	(258,642)	(391,854)

Income (loss) from discontinued operations, without tax effect	98,000	(84,593)	101,000	(67,834)

Net loss	$ (13,450)	$ (277,724)	$ (157,642)	$ (459,688)

Basic and diluted loss per common share:
Continuing operations	$ (0.02)	$ (0.03)	$ (0.04)	$ (0.06)
Discontinued operations	0.02	(0.01)	0.02	(0.01)
Net loss	$ (0.00)	$ (0.05)	$ (0.03)	$ (0.07)

Weighted average common shares outstanding	6,248,732	6,168,732	6,248,732	6,134,446

See notes to consolidated financial statements
F-2

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
THREE-MONTH PERIOD ENDED OCTOBER 31, 2004 AND 2003 (UNAUDITED)

Six Months Ended October 31,
2004 2003
(restated)
Operating activities
Net cash used in operating activities	$(69,470)	$(435,994)

Investing activities
Notes receivable		(25,000)
Purchase of software license		(875
Sale of equipment		1,941
Net cash provided by (used in) investing activities		(23,934)

Financing activities
Proceeds from borrowings, officers / shareholders		21,000
Repayments of borrowings, officers / shareholders	(21,250)	(17,250)
Collection of accounts receivable of a discontinued business segment	73,679	192,947
Sale of common stock		208,000
Net cash provided by financing activities	52,429	404,697

Net decrease in cash and cash equivalents	(17,041)	(55,231)

Cash and cash equivalents, beginning of year	52,843	94,236

Cash and cash equivalents, end of quarter	$35,802	$39,005

Reconciliation of net loss to net cash used in operating activities
Net loss	$(157,642)	$(459,688)
Non-cash items:
Depreciation and amortization	29,487	62,176
Reduction in allowance for doubtful colllection of
receivables of a discontinued business segment	(95,000)
Gain on sale of equipment		(697)
Increase in operating (assets) liabilities
Accounts receivable	3,922	(24,628)
Accounts payable	(13,856)	(139,531)
Accrued expenses	163,619	126,374
Net cash used in operating activities	$(69,470)	$(435,994)

See notes to consolidated financial statements

F-3

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and disclosure necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity (deficiency) in conformity with generally accepted accounting principles. For further information, please refer to the annual financial statements of the Company and related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004, previously filed with the Securities and Exchange Commission, from which the balance sheet information as of April 30, 2004, was derived. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included. Operating results for the six months ended October 31, 2004, are not necessarily indicative of the results that can be expected for the year ending April 30, 2005.

The financial statements present the activities of Legal Access Technologies, Inc. (“LATI”) and its subsidiaries Tele-Lawyer, Inc. (“Tele-Lawyer”) and Perspectives Health Management Corp. (“Perspectives”). All significant inter-company balances and transactions have been eliminated in the consolidation.

Certain amounts in the prior year quarter financial statements have been reclassified for comparability with the current quarter presentation. In addition, the financial statements for the six months ended October 31, 2003, have been restated as a result of rescinding officer compensation later in that year. The effect of the restatement is to reduce general and administrative expenses, loss from continuing operations, and net loss by $208,000.

2. Going concern contingency.

As more fully discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s cash resources are fully exhausted, and the deferral or rescission of payment of officers’ compensation were required. In addition, a summary judgment in favor of the Company’s note holder in the amount of $203,500 plus accrued interest ($66,666 through October 31, 2004) has been entered against the Company. The Company has also lost a key technology professional, which is expected to have a significant negative effect on the Company’s operations and ability to provide services to its clients. These conditions indicate that the Company will likely be unable to continue as a going concern. Management’s plans in this regard, as more fully described in Item 2 herein, include spinning off the Company’s two subsidiaries leaving the registrant as a “shell” and seeking a merger and new management. The spin-offs are scheduled to become effective November 18, 2004, and are not expected to result in a gain or loss to the Company. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

F-4

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

Over the past few years, the Company changed its business focus by concentrating on sales of technology and services to, and the development of strategic partnerships with, various non-profit associations and government agencies in order to create a number of statewide hubs for access to legal services. While this process expanded the Company’s products and services, as well as geographic coverage, the development, maintenance, and sales costs exceeded expectations and resources. As a result, the Company ran short of funding and has had to cut back increasingly on operations and expenses.

On April 28, 2003, the case management system was abandoned, and on March 1, 2004, the Company discontinued legal advice over the telephone and continuing legal education operations. Currently, the Company is only providing telephone and web based technical services to certain legal aid organizations it has under contract and certain other telephone services to existing clients.

On October 5, 2001, the Company entered into a letter agreement with Horizon Health Care Management to handle the collection of the Company’s outstanding receivables owned by its subsidiary, Perspectives Health Management Corporation, beginning as of October 1, 2001. This agreement was for 3 years and thus terminated, without renewal, on September 30, 2004. As cash flow obtained from this agreement was a major source of support for the Company’s current operations, Management is also concerned about the impact the termination of this agreement will have in the future on business operations. As a result of the termination, the Company will now be directly responsible for collection of these receivables.

On October 1, 2004, Jamie Ferrara, the Company’s director of technology and only full time technology professional, announced that he would be leaving the Company to accept a job with the City of Henderson on or about October 17, 2004. While Mr. Ferrara has agreed to provide further part time services, his departure is anticipated to have a significant effect on the Company’s operations and ability to provide services to clients.

To become profitable and avoid going completely out of business, the Company is actively seeking other business opportunities. Details of management’s plans follow under “Liquidity and Capital Resources”.

Liquidity and Capital Resources

As a result of the problems and the resulting delays discussed under “Overview,” the Company has largely exhausted its cash reserves and has been seeking additional funding and alternative business opportunities. In order to conserve cash resources, efforts to expand the client/affiliate network of

Legal Services have been suspended. Management has also cut costs and reduced staff by approximately 64% since October 2003. Management is currently evaluating a long-term strategy for this component of the business while continuing to provide limited services for legal service organizations in Nevada, Ohio, Pennsylvania, Tennessee, Kentucky, and Maryland.

The Company expects to continue negative cash flows from operating activities. Management notes that without additional financing, the future of the Company’s business remains uncertain. These conditions indicate that the Company may be unable to continue as a going concern. Accordingly, in its report on the Company’s audited financial statements on and for the year ended April 30, 2004, the Company’s independent auditors expressed substantial doubt as to its ability to continue as a going concern.

Management is currently working to find new business opportunities and financing. The Board of Directors is considering bringing in new management and the possibility of a merger with another entity to fund and stimulate operations; however, there is no assurance that such funding will occur or that appropriate new management candidates can be found. To place the Company in a better position to obtain a new business opportunity and attract new quality management, on October 18, 2004, the board of directors unanimously approved, and holders of more than 50% of the voting power of the Company’s common stock consented to, the following corporate actions:

1. A thirty-for-one, reverse stock split of LATI common stock; and

2. A spin-off of LATI’s two wholly-owned subsidiaries, Tele-Lawyer, Inc. and Perspectives Health Management Corp.

These actions are expected to become effective on November 18, 2004.

With regard to the spin-off, each of the subsidiaries is to issue enough shares of its common stock to equal the number of shares the Company has outstanding following the reverse split (approximately 208,291) and then the Company will issue these shares out to each of its shareholders on a pro-rata, one-for-one basis, without any consideration being paid. This should be effectuated immediately following the thirty-for-one reverse stock split described above.

The Company’s board of directors believes that spinning-off these two wholly-owned subsidiaries, will accomplish two important objectives. First, the spin-off will separate distinct companies with different financial, investment and/or operating characteristics so that each can adopt business strategies tailored to their respective internal strengths and weaknesses and external threats and opportunities to achieve their separate objectives. Secondly, in the Company’s search for other business opportunities and new management, management hopes the new corporate structure will make the Company more attractive to potential candidates.

Critical Accounting Policies and Estimates

The Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply except for evaluation of collectibility of receivables of the discontinued business segment.

Results of Operations

Declining revenues caused by the loss of certain significant customers, management believes, is the result of the Company’s deteriorating financial condition and its decision to reduce operations. The

Company’s revenues decreased to $57,784, during the six months ended October 31, 2004, compared to $96,604 for the prior year period.

Operating expenses decreased by $191,805 during the six month period ended October 31, 2004, as compared to the same six months of the prior year. The decrease in these expenses over the comparative periods reflects the Company’s continual efforts to reduce costs. The Company incurred $46,560 in service costs during the six month period ended October 31, 2004, as compared to $79,297 during the same six months of the prior year. The Company’s selling, general and administrative expenses declined primarily due to the buy out of the expensive long-term lease.

During the quarter ended Oct 31, 2004 the Company reevaluated the collectibility of the receivables of a discontinued business segment and reduced the collection reserve by $95,000, which is included in discontinued operations.

The Company has stopped making any substantial investment in the development of its software products, focusing instead on the operation of its web-based systems for existing clients.

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

ITEM 3.     CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of October 31, 2004. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive and Financial Officer, Ms. Kyleen Cane. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting management to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in

4

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

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

1. Westminster Agencies, Ltd.

In September 2003, Westminster Agencies, Ltd. (“Westminster”) obtained a judgment against the Company in the amount of $276,955, representing repayment of the principal on the Company’s promissory note to Westminster. Post judgment to date, $30,000 has been paid to Westminster on this judgment. The Company currently has no payment arrangement with this creditor and Westminster’s agreement to defer any collection activities on the judgment has expired. At this time, the Company is unable to pay or make payments on this judgment, which exceeds $270,000 with unpaid interest. The obligation is reflected in the Company’s balance sheet as convertible notes and accrued interest payable.

2. Jost Steinbruchel

In October 2003, the Company obtained a summary judgment in the Nevada District Court against Jost Steinbruchel in the amount of $18,500 plus interest, costs and fees. Mr. Steinbruchel, through counsel, was able to set aside his default, and this matter continues in the District Court. This matter is expected to go to trial in the first or second quarter of 2005.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The holders of more than 50% of the voting power of the Company’s common stock consented to, the following corporate actions:

1. A thirty-for-one, reverse stock split of LATI common stock; and

2. A spin-off of LATI’s two wholly-owned subsidiaries, Tele-Lawyer, Inc. and Perspectives Health Management Corp.

Information on these actions was provided to shareholders through the mailing of an information statement on October 29, 2004 and the filing of a Schedule 14C with the Securities Exchange Commission on October 5, 2004.

ITEM 5.     OTHER INFORMATION

None

ITEM 6.     EXHIBITS

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

                         Legal Access Technologies, Inc.

                         By:    /s/ Kyleen Cane
                                     Kyleen E. Cane,
                                     President and Chief Executive Officer
                                                                                                                                     Dated: November 17, 2004

