Form 10QSB
period 2005-01-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2005-03-22
CIK 878146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2005

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period _______ to_________

Commission File Number 333-119632

Legal Access Technologies, Inc.
(Exact name of small Business Issuer as specified in its charter)

Nevada	87-0473323
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3275 E. Warm Springs Rd., Las Vegas, Nevada 89120
(Address of principal executive officers)
(702) 949-6115
(Issuer’s telephone number)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,108,504 shares of Common Stock as of January 31, 2005.
Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

LEGAL ACCESS TECHNOLOGIES, INC
BALANCE SHEET (UNAUDITED)
JANUARY 31, 2005

January 31, 2005
ASSETS

Current assets
Cash	$8,158

Other assets
Deferred acquisition costs	105,000

$113,158

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable	$22,407
Convertible notes and accrued interest payable	275,254

297,661

Stockholders' equity (deficiency)
Common stock, $0.001 par value, 100,000,000 shares authorized, 4,148,504 shares issued and outstanding	4,148
Additional paid-in capital	464,388
Deficit	(653,039)

(184,503)

$113,158

See notes to financial statements

LEGAL ACCESS TECHNOLOGIES, INC.
STATEMENTS OF OPERATIONS
THREE-MONTH AND NINE-MONTH PERIODS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2005	2004	2005	2004
				(restated)

Selling, general, and administrative	$26,607	$70,006	$60,750	$124,153
Interest expense	5,088	5,088	15,264	15,264

Loss from continuing operations, without tax effect	31,695	75,094	76,014	139,417

Income (loss) from discontinued operations, without tax effect	(26,420)	2,554	(139,743)	(600,812)

Net loss	$58,115	$72,540	$215,757	$740,229

Basic and diluted loss per common share:
Continuing operations	$0.03	$0.12	$0.36	$0.68
Discontinued operations	(0.02)	0.00	(0.67)	(2.92)
Net loss	$0.00	$0.13	$(0.31)	$(2.24)

Weighted average common shares outstanding	1,203,504	606,504	208,504	205,731

See notes to financial statements

LEGAL ACCESS TECHNOLOGIES, INC.
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
NINE-MONTH PERIOD ENDED JANUARY 31, 2005 (UNAUDITED)

	Shares issued and outstanding	Common stock par value	Additional paid-in Capital	Deficit

Balances, May 1, 2004	6,248,732	$6,248	$6,256,937	$(6,564,812)
Reverse stock split	(6,040,228)	(6,040)	6,040
Spin-off of subsidiaries			(6,070,049)	$6,127,530
Shares issued in exchange for services	1,500,000	1,500	103,500
Shares issued to extinguish debt	2,040,000	2,040	140,360
Shares issued for cash	400,000	400	27,600
Net loss				(215,757)
Balances January 31, 2005	4,148,504	$4,148	$464,388	$(653,039)

See notes to financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
NINE-MONTH PERIOD ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)

	Nine Months Ended January 31,
	2005	2004
		(restated)
Operating activities
Net cash used in continuing operations	(66,845)	(87,190)
Net cash used in discontinued operations	$(39,329)	$(431,422)
Net cash used in operating activities	$(106,174)	$(518,612)

Investing activities
Cash in subsidiaries at spin-off	(26,439)
Notes Receivable		(94,000)
Purchase of software license		(875)
Sale of equipment		71,271
	(26,439)	(23,604)

Financing activities
Proceeds from borrowings, officers / shareholders	-	60,000
Repayments of borrowings, officers / shareholders	(21,250)	(21,996)
Collection of accounts receivable of a discontinued business segment	81,178	247,947
Sale of common stock	28,000	208,000
Net cash provided by financing activities	87,928	493,951

Net decrease in cash and cash equivalents	(44,685)	(48,265)

Cash and cash equivalents, beginning of year	52,843	94,236

Cash and cash equivalents, end of quarter	$8,158	$45,971

See notes to financial statements

LEGAL ACCESS TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B and, therefore, do not include all information and disclosure necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity (deficiency) in conformity with generally accepted accounting principles. For further information, please refer to the annual financial statements of the Company and related notes, included within the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2004, previously filed with the Securities and Exchange Commission. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included. Operating results for the nine months ended January 31, 2005, are not necessarily indicative of the results that can be expected for the year ending April 30, 2005.

On November 18, 2004, the Company effected spin-offs of its two subsidiaries, Tele-lawyer, Inc. and Perspectives Health Management Corp. As a result, the Company’s stockholders received on a pro-rata (one-for-one) basis, common shares in each subsidiary equal to the number of shares then held in the Company, in the aggregate totaling 208,504 common shares per subsidiary. These transactions were accounted for as “reverse spin-offs” where in Tele-lawyer, Inc. was the “spinnor for accounting purposes (one of the “legal spinnees).” Accounting for such distributions of non-monetary assets to the shareholders of the Company are in substance the rescission of a prior business combination and has been accounted for at cost or recorded amounts (previously adjusted for impairment provisions related to the receivables of Perspectives Health Management Corp.) without gain or loss. Accordingly, the Company’s financial statements have been retroactively restated to only include the accounts and transactions of Legal Access Technologies, Inc. (LATI, formerly Dynamics Associates, Inc.).

The following is provided as a historical setting to the current spin-off transactions:

On June 12, 2001, in a transaction commonly referred to as a reverse acquisition and accounted for as a purchase, Tele-Lawyer, Inc. effectively acquired Dynamic Associates, Inc., which contemporaneously changed its name to LATI and Tele-Lawyer became a wholly-owned subsidiary of LATI. (In a reverse acquisition, the legal acquirer is treated for financial reporting purposes as the accounting acquiree.)

The 2001 agreement called for each of Tele-Lawyer's shareholders to receive one new share of LATI common stock for each common share of Tele-Lawyer held; accordingly, 5,354,997 shares were issued to Tele-Lawyer's shareholders in exchange for all of Tele-Lawyer's issued and outstanding common stock. LATI's (formerly Dynamic's) shareholders received one new share of LATI common stock for every 153 shares held; accordingly, 490,096 shares were issued to LATI's shareholders. In addition, each holder of an option or warrant to purchase shares of Tele-Lawyer's common stock exchanged the options and warrants for the same rights in LATI.

The effective $4,205,985 purchase price paid by Tele-Lawyer for Dynamic was allocated to the net assets acquired by Tele-Lawyer, Inc. through the reverse acquisition as follows:

Cash         $ 92,085
Healthcare contracts                2,900,000
Accounts receivable, net of allowances                    1,641,655
Liabilities assumed                    (433,755)
Net assets acquired and credited to stockholders' equity             $4,205,985

Liabilities assumed included a $203,500 convertible note, plus accrued interest thereon and other liabilities related to the operations of Perspectives Health Management Corporation, a subsidiary of Dynamic which operations were contemporaneously discontinued.

Certain other amounts in the prior periods financial statements have also been reclassified for comparability with the current periods’ presentation.

Certain amounts in the prior year quarter financial statements have been reclassified for comparability with the current quarter presentation. In addition, the financial statements for the nine months ended January 31, 2004, have been restated as a result of rescinding officer compensation later in that year. The effect of the restatement is to reduce loss from discontinued operations and net loss by $208,000.

2. Stock-based compensation.

On December 7, 2004, the Company settled $135,000 liability due a broker incurred in connection with the prior reverse acquisition. Consideration included 40,000 shares of the Company’s common stock valued at $.06 per share, the traded price on such date, plus $140,000 convertible note payable (total consideration $142,400).  While the 40,000 shares have yet-to-be physically issued, they have been treated as issued and outstanding for purposes of calculating earnings per share. Subsequently, the creditor assigned the note to a third party who converted the note into 2,000,000 common shares at $.07 per share.

Following the spin-offs in 2004, the Company entered into consulting agreements with seven individuals, three are U.S. citizens and four are foreigners. The services to be provided by the U.S. consultants involve the use of technology. The foreign consultants have a varied skill set including maritime research and salvage operations and foreign government processes. Such skills are to be used in connection with the Company’s due diligence process regarding the proposed acquisition of a maritime salvage company. As consideration for entering into the agreements, the consultants were granted options to purchase 5,900,000 shares of the Company’s common stock, 400,000 to the group of U.S. consultants and 5,500,000 to the foreign group of consultants. The agreements were negotiated between mid-November 2004 and the end of that month when the Company’s stock was trading at $.06 per share. Trading volume was limited as was the public float available for trading. The option exercise price stated in the agreements is $.07 per share, considered by past and present management to be well in excess of the then value of the shares and, accordingly, no compensation expense was recorded in connection with the issuance of these options. The U.S. group of consultants exercised their options during the quarter ended January 31, 2005. One of the consultants who purchased 50,000 shares pursuant to the consulting / option agreements is the father of the former chief executive officer and then majority shareholder.

The agreements with the foreign group of consultants provide them with the opportunity to apply their fees for consulting services (calculated at $350 per hour) towards the purchase of the Company’s common stock. In this regard, one foreign consultant, the only consultant that has devoted substantive time to Company matters thus far, elected during the quarter ended January 31, 2005 to purchase 1,500,000 common shares in exchange for services and, as a result, $105,000 was deferred as part of the Company’s investment in the proposed acquisition of the maritime salvage company.

An additional 40,000,000 shares were issued during the quarter but held in trust in connection with a proposed transaction that has not yet occurred and management believes is unlikely to occur.  These shares have not been treated as outstanding for purposes of calculating earnings per share.

3. Going concern contingency.

As more fully discussed in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company’s cash resources are fully exhausted. In addition, a summary judgment in favor of a noteholder in the amount of $203,500 plus accrued interest ($71,754 through January 31, 2005) has been entered against the Company. These conditions indicate that the Company will likely be unable to continue as a going concern. Spin-offs of the Company’s two subsidiaries left it a “public shell” seeking a merger and permanent new management to replace the interim chief financial officer. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in this regard, as more fully described in Item 2 herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Currently LATI has no active operations and is looking for merger opportunities and new management.

On November 19, 2004, the Company appointed Mr. Kurt Bordian to act as Chief Financial Officer and to serve as a member of the board of directors until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws. There is no employment agreement between the Company and Mr. Bordian at the present time. Following the appointment of Mr. Bordian, there continue to be no family relationships between or among the directors, executive officers or persons nominated or chosen by the Company to become directors or executive officers. Mr. Bordian has not had any material interest, direct or indirect, in any transaction since the Company’s incorporation or in any presently proposed transaction to which the Company is a party.

On December 6, 2004, the Company accepted the resignations of Ms. Kyleen Cane, Mr. Elliot Schear and Mr. Russell Roth as members of the Company’s board of directors. Ms. Cane and Mr. Schear also resigned as officers, and Ms. Cane was the Company’s principal executive officer. Upon resignation, Ms. Cane and Mr. Schear agreed to release us from all liability on amounts owed to them for past salaries and employee benefits as well as to cancel all of their outstanding stock options. This release reduced the liabilities on the Company’s books by approximately $470,000. These releases and terminations of this salary obligation, did not affect the existence of these obligations to the extent unpaid now owed by the Company’s former subsidiaries, Tele-Lawyer, Inc. and Perspectives Health Management Corp., which remain liable to Ms. Cane and Mr. Schear for their employment benefits and salaries.

On December 7, 2004, the Company settled amounts owed to Mr. Clay Deardorff under the Company’s Brokerage Agreement with him (the “Debt”) under the following terms:

1.	The Company agreed to convert $20,000 of the Debt into 40,000 shares of LATI common stock. This stock has not been issued yet.

2.
The Company agreed to immediately issue to Mr. Deardorff a new convertible promissory note in the principal amount of $140,000 payable in full in 6 months with interest accruing at a rate of 7% per annum (the “Note”). The Note is convertible into the Company’s common stock at a rate of $0.07 for each share of common stock. This entire note has since been converted to stock.

3.	Mr. Deardorff agreed to release and terminate all claims he had against us under the Brokerage Agreement, including any warrant rights he received or acquired as a result of the Brokerage Agreement.

On December 8, 2004, the Company entered into a letter of intent to acquire all of the shares of a private company for 40 million shares of the Company’s common stock. This letter was subject to substantial contingencies and required the company to issue the 40 million shares of its common stock into an escrow account to be delivered only when the various contingencies were met. As of the end of the reported period there was substantial doubt that the contingencies would be met, and to date no definitive agreement has been made. It is management’s current opinion that no such agreement will be made and that the most likely result is that the issued shares will be returned to treasury. At the present time, the Company is keeping its options open and continues to look for a new business opportunity.

To become profitable and avoid going completely out of business, the Company is actively seeking other business opportunities. Details of management’s plans follow under “Liquidity and Capital Resources”.

Liquidity and Capital Resources

The Company has largely exhausted its cash reserves and has been seeking alternative business opportunities.

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

Management is currently working to find new business opportunities and financing. The Board of Directors is considering bringing in new management and the possibility of a merger with another entity to fund and stimulate operations; however, there is no assurance that such funding will occur or that appropriate new management candidates can be found. To place the Company in a better position to obtain a new business opportunity and attract new quality management, on October 18, 2004, the board of directors unanimously approved, and holders of more than 50% of the voting power of the Company’s common stock consented to, the following corporate actions:

1. A thirty-for-one, reverse stock split of LATI common stock; and

2. A spin-off of each of LATI’s two wholly-owned subsidiaries, Tele-Lawyer, Inc. and Perspectives Health Management Corp.

These actions became effective on November 18, 2004.

With regard to the spin-offs, each of the subsidiaries issued enough shares of its common stock to equal the number of shares the Company had outstanding following the reverse split (208,504 shares) and then the Company issued these shares out to each of its shareholders on a pro-rata, one-for-one basis, without any consideration being paid. This was effectuated immediately following the thirty-for-one reverse stock split described above.

The Company’s board of directors believes that spinning-off these two wholly-owned subsidiaries, will accomplish two important objectives. First, the spin-offs will separate distinct companies with different financial, investment and/or operating characteristics so that each can adopt business strategies tailored to their respective internal strengths and weaknesses and external threats and opportunities to achieve their separate objectives. Secondly, in the Company’s search for other business opportunities and new management, management hopes the new corporate structure will make the Company more attractive to potential candidates.

Critical Accounting Policies and Estimates

The Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or require the exercise of significant management judgment to apply.

Results of Operations

Operating expenses decreased by $63,403 during the nine month period ended January 31, 2005, as compared to the same nine months of the prior year. This decrease is primarily due to decreasing legal fees as a result of dwindling activity.

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

Item 3.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of January 31, 2005. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Financial Officer, Mr. Kurt Bordian. Based upon that evaluation, the Company’s Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting management to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

2. Jost Steinbruchel

In October 2003, the Company obtained a summary judgment in the Nevada District Court against Jost Steinbruchel in the amount of $18,500 plus interest, costs and fees. Mr. Steinbruchel, through counsel, was able to set aside his default. The matter was concluded following the end of the reported period in February of 2005 by settlement agreement of the parties in which each mutually released the others without any obligation for payment or other such consideration.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Legal Access Technologies, Inc.

Date: March 21, 2005

By:     /s/ Kurt Bordian
Kurt Bordian
Chief Financial Officer & Director