Form 10KSB
period 2005-04-30
LEGAL ACCESS TECHNOLOGIES INC
filed 2005-08-09
CIK 878146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ____________
Commission File Number: 000-19457

LEGAL ACCESS TECHNOLOGIES, INC.
(Name of small business issuer in its charter)

Nevada	87-0473323
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Indentification No.)

3275 E. Warm Springs Rd.
Las Vegas, NV	89120
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code (702) 949-6115

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act: common stock, par value $0.001

Check whether the issuer (l) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ X ] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Revenues for the most recent fiscal year were $0.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity as of July 11, 2005 is $3,012,126.

The number of shares of the issuer's Common Stock outstanding as of July 11, 2005 was 45,548,504.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

PART I

Item 1 Description of Business

Overview and Business Development

Legal Access Technologies, Inc. (the “Company”, “we,” or “us”) was incorporated on July 20, 1989 in Nevada under the name Dynamic Associates, Inc. The Company was a development stage company through 1995, when it acquired Genesis Health Management Corporation (“Genesis”) and Geriatric Care Centers of America (“GCCA”) and thereby entered into the health care management business, specializing in geriatric and psychiatric healthcare. These two wholly-owned subsidiaries were consolidated on October 12, 1999 into Perspectives Health Management Corp., a Nevada Corporation (“Perspectives”).

On June 12, 2001, the Company completed a reorganization and share exchange in which it changed its name from Dynamic Associates to Legal Access Technologies, converted virtually all of its $8.4 million in debt to equity, reverse split its stock on the basis of 153 to 1, and acquired the business, assets and management of Tele-Lawyer, Inc.

Effective, November 18, 2004, the Company spun-off its two wholly-owned subsidiaries, Tele-Lawyer, Inc. (“Tele-Lawyer”) and Perspectives, leaving the Company with no operations (effectively, a publicly-owned “shell”).

On April 28, 2005, the Company, WEC Acquisition Sub, Inc. (“WEC”), a Georgia corporation and wholly-owned subsidiary of the Company and World Explorer Corporation, a Georgia corporation (“World Explorer”) entered into an Agreement and Plan of Merger. As a result of the merger, which closed on April 28, 2005 (the “Merger”), (i) World Explorer became a wholly-owned subsidiary of the Company, (ii) the stockholders of World Explorer immediately prior to the Merger received a total of 40,000,000 shares of the Company's common stock, par value $0.001, and (iii) the former World Explorer shareholders beneficially own approximately 91% of the voting control of the Company. World Explorer was effectively a privately-owned “shell” at the time of the transaction.

Description of Business

The Company proposes to engage in the recovery of shipwrecks and other cultural resources from the world's oceans and large lakes by applying advanced technologies in an archaeologically and environmentally responsible manner. To date, the Company’s operations have consisted generally of research and planning of potential shipwreck salvage sites, discussions with various governments and professional consultants concerning potential shipwreck salvage sites, development of proprietary technologies and capital formation efforts.

Products and Services

The Company anticipates having two primary sources of revenue: (i) the sale of recovered items, and (ii) the sale of intellectual property rights. The Company expects the sale of recovered items to be the primary revenue source. Intellectual property rights would include the development and sale of documentaries and television specials related to the Company’s recovery operations.

Competition

There are a number of companies in our industry, both public and private such as Odyssey Marine Exploration (AMEX: OMR) and Ruby Mining Company d/b/a Admiralty Corporation (OTCBB: RUBM.OB), which could be viewed as our competitors. There are also many other companies worldwide that are engaged in the pursuit of historic shipwrecks and thus could be considered competitors of the Company.

Government Regulation

The Company intends to engage in operations in areas which require permits or licenses from domestic and foreign governments. Permits are necessary to implement the Company's plan of operations. Additionally, marine exploration and recovery permits typically require the permit holder to follow certain specified procedures in connection with its search and recovery operations. In the event the Company receives a permit, but fails to follow such procedures and adhere to such restrictions, the permit can be terminated or revoked.

Furthermore, the Company may be subject to expropriation of valuable historic shipwreck sites located by it, although the Company intends to use its best efforts to protect itself against potential losses which could result from expropriation activities, such efforts to include the acquisition of political risk and expropriation insurance (as conditions dictate).

A number of international organizations, such as the United Nations Educational, Scientific & Cultural Organization (“UNESCO”) and certain environmental and historic preservation groups, are opposed to fundamental aspects of the commercial recovery of historic shipwrecks (those 100 years old or older) and are encouraging the nations of the world to place severe restrictions on or prohibit outright the commercial exploitation of historic shipwreck sites. In particular, UNESCO has adopted a treaty known as the Convention on the Protection of Underwater Cultural Heritage (the “Convention”). If adopted, it would restrict access to historical shipwrecks around the world to the extent it would require compliance with certain guidelines. These guidelines require adherence to strict archaeological practices, and the Company intends to follow these guidelines, for the most part, in projects to which they are applicable.

Nevertheless, the Company believes that the Convention, if widely ratified and adopted, could increase regulation of shipwreck recovery operations and could result in higher costs.

Management does not believe that the Convention will be widely adopted as now presented. Indeed, the Convention has not even entered into force on its own terms. The United States, Great Britain, and several other critical nations have voiced their opposition to any convention which would prevent legitimate private sector access to shipwrecks. In addition, several organizations, including the Maritime Law Association, Historic Shipwreck Salvors Professional Association and the Professional Shipwreck Explorers Association are actively engaged in promoting the role of legitimate commercial access to shipwrecks.

Another development which may also pose a risk to the Company's planned business activities is the claim by certain maritime nations -- particularly the Government of the Kingdom of Spain -- that they have not abandoned and therefore still has possessor rights to their sovereign shipwrecks, including warships and vessels carrying government cargoes. Certain other countries whose waters contain Spanish shipwrecks have indicated they do not and will not accept such a claim by the Spanish Government and will contest any such claim vigorously. Insofar as the Company negotiates permits and agreements with host coastal States for access to their underwater cultural heritage resources, the impact of this development is lessened.

Employees

The Company has one full-time employee. In addition, the Company has agreements with several consultants who are available to perform scientific, legal, archaeological, shipwreck research, permitting and licensing, public and investor relations, financial and business, and other services. Through April 30, 2005, only one of the consultants had provided services.

Subsidiaries

The Company has one wholly-owned subsidiary, World Explorer Corporation, a Georgia Corporation (“World Explorer”). World Explorer was formed on June 14, 2004.

Risk Factors

We Have No History Of Operations Or Record of Earnings

Potential investors should be aware of lack of operating history and the uncertain and competitive environment in which we expect to operate. There is nothing at this time upon which to base any assumption that we will either generate operating revenue or will be able to operate on a profitable basis. If our plans prove to be unsuccessful, our stockholders may lose all or a substantial portion of their investment.

Need for Additional Capital

Until the Company begins to generate revenue from the sale of recovered items, we will need additional capital in order to conduct the search, recovery and marketing phases of our projects, continue our technology research, development and application activities, and continue to operate. There is no assurance such capital will be available on acceptable terms as and when needed.

The Business Of Historic Shipwreck Search And Recovery Is Highly Risky

Historic shipwreck search and recovery involves a high degree of risk. Certain shipwrecks thought to contain valuable cargoes and artifacts already may have been partially or fully excavated or may not have had any items of value on board at the time of sinking. Furthermore, even if objects of believed value are located and recovered, there is the possibility that others, including both private parties and governmental entities, asserting conflicting claims, may challenge our rights to the recovered objects. Additionally, natural hazards may render historic shipwreck search and recovery difficult or impossible. Conditions such as bad weather, strong currents, deep water, dangerous reefs and other unanticipated conditions may severely hinder our operations. Moreover, recovery operations are typically very expensive. Finally, even if we are successful in locating and retrieving objects from a shipwreck and establishing good title thereto, there can be no assurance as to the value that such objects will bring at their sale, as the market for such objects is uncertain.

Government Regulation

The Company will be subject to a wide range of governmental regulations promulgated by various local, state, federal and foreign government agencies with respect to the Company’s proposed business, including regulations that govern the search for and ownership of abandoned shipwrecks, as well as environmental and ecological regulations. The regulations controlling the Company's activities will depend upon the location of any particular search and recovery venture in which it may engage. Accordingly, the Company may be prevented from operating in a particular area in which it seeks to conduct activities because of its inability to comply with the applicable regulations imposed by the governing body of such area. Additionally, domestic and international laws governing the recovery and disposition of historic shipwrecks (those more than 100 years old) are somewhat indefinite and are the subject of ongoing legal clarification.

There Is An Uncertainty About The Marketability For Recovered Cargo

We intend to locate and recover precious metals (gold and silver), coins and bars, gemstones and items of historical and archaeological value in a marine environment. The precious metals market is subject to wide fluctuations in value and has been highly volatile in recent years. Thus, no assurances can be given that if we recover any precious metals, it will occur at a time when the market is favorable to sellers. At currently depressed silver prices, it would be highly unlikely that we would be able to generate a profit solely through the sale of silver bullion obtained through the melting of recovered silver coins or bars. Therefore, silver coins and bars would only have significant value to us to the extent of their numismatic significance and potential for use in the jewelry and novelty markets. While gold coins and bars tend to contain significantly higher bullion values than those of silver objects, there is no assurance that such values will be adequate to provide a significant profit. Therefore, we intend to market gold items for numismatic and investment values as well. However, there can be no assurance that numismatic or investment values can be obtained at significantly higher rates than bullion values and, in any event, the multiple of numismatic to bullion values for gold artifacts is likely to be significantly lower than the multiple for silver artifacts. The market for historical or numismatic objects may be adversely affected if a large supply of such items are offered for sale at or about the same time. There is no assurance that such a market will exist at the time we salvage such items, if at all, or that then existing prices will be sufficient for us to realize any significant value for such objects. Thus, it may take an extended period of time before adequate value is realized, if at all, on any artifacts which we may recover.

Our Operations Subject Us To Environmental And Archaeological Risks

The effect of our underwater search and recovery operations on the surrounding environment cannot currently be fully assessed. Due to the recent increased opposition to commercial historic shipwreck salvage by certain environmental groups and international organizations, such as UNESCO, it is possible that such groups and organizations may, in certain areas, attempt to adversely influence a government with regard to our search and recovery operations on the grounds that they are harmful to the environment. In such event, our search and recovery operations could be delayed or even prohibited, and we could be required to expend funds to contest such claims, which funds would normally be applied to our operations. Our management does not believe that our operations will be harmful to the environment and will vigorously defend any such claim should an action be instituted. Moreover, our management intends to conduct its recovery operations in accordance with the standards of established nautical archaeology. No assurance can be given, however, that our operations will not, on occasion, violate applicable environmental regulations or elements of nautical archaeological protocols.

We Will Be Dependent On Our Key Personnel

Our success will depend largely on the skills of our key management personnel who currently function without employment contracts. The loss of one or more of our key management personnel may materially and adversely affect our business and results of our operations. We cannot guarantee that we will be able to replace any key management personnel in the event that their services become unavailable.

Our Current Management Is In Control Of The Company

Herbert C. Leeming, our CEO and a director, is beneficial owner of approximately 35% of our issued and outstanding shares of common stock. In addition, other members of management own approximately 48% of our issued and outstanding shares of common stock. Accordingly, Mr. Leeming and his management team will likely be able to significantly influence the outcome of elections of our directors and other matters presented to a vote of shareholders.

We Will Face Significant Competition

We will operate in a competitive and rapidly changing environment and will compete against a variety of companies, some of which may have superior experience and financial resources. There can be no assurance that we will be able to compete successfully against our competitors for exclusive permits to engage in historic shipwreck search and recovery operations in every offshore area identified as prime historic shipwreck prospects.

Public Market for the Company’s Common Stock

Although there is a limited market for the Company's Common Stock, there can be no assurance that such a market can be sustained. The investment community could show little or no future interest in the Company. As a result, purchasers of the Company's Common Stock may have difficulty in selling such securities if and when they desire to do so. Furthermore, many investors are reluctant to trade in OTC Bulletin Board stocks.

Forward-Looking Statements and Associated Risk

Management believes that this Annual Report contains forward-looking statements, including statements regarding, among other items, the Company's future plans and growth strategies, and anticipated trends in the industry in which the Company operates. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, many of which are beyond the Company's control. Actual results may well differ materially from these forward-looking statements as a result of the factors described herein, including, among others, regulatory or economic influences. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Report will in fact transpire or prove to be accurate.

ITEM 2 Properties

The Company is currently using on a temporary basis approximately 850 square feet of office space in Las Vegas, Nevada owned by a former officer and director of the Company at no charge. As a result of the Merger, the Company expects to move its principal office to Atlanta, Georgia in the near future.

ITEM 3 Legal Proceedings

Westminster Agencies, Ltd.

In September 2003, Westminster Agencies, Ltd. (“Westminster”) obtained a judgment against the Company in the amount of $276,955, representing repayment of the principal on the Company’s promissory note to Westminster. Post judgment to date, $30,000 has been paid to Westminster on this judgment. The Company is currently in negotiations with Westminster for a settlement arrangement, but has have reach no agreement to date. At this time, the Company is unable to pay or make payments on this judgment, which exceeds $270,000 with unpaid interest.

ITEM 4 Submission of Matters to a Vote of Security Holders

None

PART II

ITEM 5 Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

The Company's common stock is quoted on the NASD Over-the-Counter Bulletin Board at the present time under the symbol LGAL.OB.

Fiscal Year End 4-30-05
	High Sales Price	Low Sales Price
First Quarter	$0.45	$0.08
Second Quarter	$0.20	$0.09
Third Quarter*	$0.17	$0.003
Fourth Quarter*	$0.51	$0.08

* The Market Price for the Third and Fourth Quarter of the Fiscal Year Ending April 30, 2005 reflect a thirty-for-one reverse split effective on November 18, 2004.

Fiscal Year End 4-30-04
High Sales Price	Low Sales Price
First Quarter	$1.80	$.32
Second Quarter	$3.40	$.60
Third Quarter	$1.45	$.56
Fourth Quarter	$1.03	$.25

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

The Securities Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for the Company's stock if it becomes subject to these penny stock rules. Therefore, if the common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Holders of Common Stock

As of July 11, 2005, there were 146 record holders of the Company's common stock. This does not include shareholders that hold their stock in street name with broker-dealers.

Dividends

There are no restrictions in the Company's articles of incorporation or bylaws that prevents it from declaring dividends. The Nevada Revised Statutes, however, does prohibit the Company from declaring dividends where, after giving effect to the distribution of the dividend:

1.	The Company would not be able to pay its debts as they become due in the usual course of business; or

2.
The Company's total assets would be less than the sum of its total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

The Company has not previously declared or paid any dividends on its common stock and does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

As described above, on April 28, 2005, the Company issued 40,000,000 shares of its common stock to the shareholders of World Explorer in connection with the Merger. The issuance was determined to be exempt from registration under the Securities Act in reliance on Section 4(2). No underwriters were involved in connection with the sale of these securities.

ITEM 6 Management's Discussion and Analysis of Financial Position and Results of Operations

Overview and Results of Operations

Over the past few years, the Company largely exhausted its cash reserves pursuing its prior business interests.

Such conditions indicate that the Company may be unable to establish itself as a going concern. To become profitable and avoid going completely out of business, the Company sought other business opportunities and, to facilitate possible future transactions, effective November 18, 2004, spun-off its then two existing subsidiaries (Tele-Lawyer and Perspectives) and accomplished a one-for-30 reverse stock split.

On November 19, 2004, the Company appointed Mr. Kurt Bordian to act as Chief Financial Officer and to serve as a member of the board of directors until the next annual meeting of the shareholders or until removed by other action as allowed by the corporate bylaws. On December 6, 2004, the Company accepted the resignations of Ms. Kyleen Cane, Mr. Elliot Schear and Mr. Russell Roth as members of the Company’s board of directors. Ms. Cane and Mr. Schear also resigned as officers, and Ms. Cane was the Company’s principal executive officer. Upon resignation, Ms. Cane and Mr. Schear agreed to release us from all contingent liability on amounts owed to them by the Company’s former subsidiary, Tele-Lawyer, Inc., for past salaries and employee benefits as well as to cancel all of their outstanding stock options.

On December 8, 2004, the Company entered into a letter of intent to acquire all of the shares of a private company for 40 million shares of the Company’s common stock. This letter was subject to substantial contingencies and required the company to issue the 40 million shares of its common stock into an escrow account to be delivered only when the various contingencies were met. These contingencies were never met, and the Company subsequently entered into a similar agreement with World Explorer which was consummated on April 28, 2005.

While the Company proposes to engage in the recovery of shipwrecks and other cultural resources and related documentary rights, to date, the Company’s operations have consisted solely of research and planning of potential shipwreck salvage sites, discussions with various governments and professional consultants concerning potential shipwreck salvage sites, development of proprietary technologies and capital formation efforts.

Liquidity and Capital Resources

The Company has exhausted its cash reserves.

The Company is currently dependent entirely on borrowing from its management team to meet its immediate operating needs and obligations, primarily on-going professional fees. However, the Management Team has no obligation to continue to do so. See “Legal Proceedings” concerning intent and where withal related to certain other obligations. The Company will need to raise additional funds over the next six to twelve months to implement its business plan. The Company has been in discussions concerning debt and equity financing, but has not reached an agreement with any potential financing source to date. There is no assurance that the Company will be able to raise the funding necessary to implement its business plan on terms and conditions acceptable to the Company.

Financial Position

At April 30, 2005, the Company had $50 in cash and total assets compared to $52,843 in cash and $469,659 in total assets at April 30, 2004. The change in the cash balance was due to transfers to the Company’s prior subsidiaries ($26,439) in related spin-off transactions and the Company’s other operating, financing, and investing activities. The decrease in the Company’s other assets and liabilities was also due primarily to the spin-off transactions.

Stockholders' equity deficiency was $381,290 as of April 30, 2005, as compared to $301,627 for the prior year. The increase in the stockholders’ equity deficiency was the result of a net loss of $468,544 ($139,743 from discontinued operations), partially offset by (1) certain stock-based transactions (including the issuance of common shares for services, to extinguish debt, and to consummate the acquisition of World Explorer) and (2) the sale of 400,000 common shares for $30,000 in cash.

Critical accounting policies and estimates

During the year ended April 30, 2005, the Company was involved in numerous transactions involving stock-based compensation. Generally, common shares issued for services or to extinguish debt is valued at the trading price of the stock at or near the transaction date, or the fair value of the services or debt if more reliably determinable. The trading price of the stock may not be a reliable indication of value in situations where the potential dilutive effect of the transaction is extreme. Stock-based transactions involving the issuance of options or warrants to purchase common shares of the Company are valued using the Black Scholes option-pricing model which produces no value when the potential dilutive effect of the transaction is extreme. Significant judgment is necessarily exercised in making these estimates. See notes 1 and 3 to the Company’s consolidated financial statements presented elsewhere herein for a description of certain significant stock-based transactions including the related method of valuation. Also see Note 2 to such statements for a description of the Company’s other significant accounting policies.

ITEM 7 Financial Statements

The following financial statements, financial statement schedules and supplementary date are included:

Report of Independent registered Public Accounting Firm

Audited Financial Statements:

Consolidated Balance Sheets - Years Ended April 30, 2005 and April 30, 2004

Consolidated Statements of Operations - Years Ended April 30, 2005 and April 30, 2004

Consolidated Statements of Changes in Stockholders' Equity (Deficiency) - Years Ended April 30, 2005 and April 30, 2004

Consolidated Statements of Cash Flows - Years Ended April 30, 2005 and April 30, 2004

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Legal Access Technologies, Inc. and Subsidiary
Las Vegas, Nevada

We have audited the accompanying consolidated balance sheets of Legal Access Technologies, Inc. and Subsidiary as of April 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Legal Access Technologies, Inc. and Subsidiary as of April 30, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The Company has incurred significant losses for the past several years and, as indicated in Note 4 to the consolidated financial statements, has exhausted substantially all of its financial resources available to date. These circumstances raise substantial doubt as to whether the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in connection with this matter are also discussed in Note 4.

PIERCY BOWLER TAYLOR & KERN
Certified Public Accountants and Business Advisors
A professional corporation

/s/ PIERCY BOWLER TAYLOR & KERN

Las Vegas, Nevada
July 12, 2005

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
BALANCE SHEETS
YEARS ENDED APRIL 30, 2005 AND APRIL 30, 2004

	2005	2004
ASSETS

Current Assets
Cash	$50	$52,843
Accounts receivable, trade		22,183
Accounts receivable, discountinued business segment net of
allowance of $4,776,484 in 2004		235,178

	50	310,204
Property and equipment, net of accumulated depreciation
of $124,061 in 2004		32,279

Software license, net of accumulated amortization of $87,751 in 2004		127,176

	$50	$469,659

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

Current liabilities
Accounts payable	$55,486	$56,614
Accrued salaries and other, former officers		316,250
Other accrued expenses		138,284
Due to officer	45,512
Note and accrued interest	280,342	260,138

	381,340	771,286

Stockholders' equity deficiency
Common stock $.001 par value, 100,000,000 shares authorized 44,148,291
and 208,291 shares issued and outstanding	44,148	208
Additional paid-in capital	480,388	6,262,977
Deficit	(905,826)	(6,564,812)

	(381,290)	(301,627)

	$50	$469,659

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
YEARS ENDED APRIL 30, 2005 AND 2004

	2005	2004

Operating costs and expenses
Maritime salavage industry research and resources	$208,134	-
Selling, general and administrative	100,315	$146,683
Interest expense	20,352	20,352

Loss from continuing operations, without tax effect	328,801	167,035

Loss from discontinued operations, without tax effect	139,743	724,165

Net loss	$468,544	$891,200

Basic and diluted loss per common share:
Continuing operations	$0.07	$0.81
Discontinued operations	0.03	3.51
Net	$0.10	$4.32

Weighted average common shares outstanding	4,500,599	206,371

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED APRIL 30, 2005 AND 2004

	Shares	Common	Additional
	issued and	stock par	paid-in
	outstanding	value	capital	Deficit
Balances, May 1, 2004	208,291	$208	$6,262,977	$(6,564,812)

Spin-off of subsidiaries			(6,070,049)	6,127,530
Shares issued in exchange for services	1,500,000	1,500	103,500
Shares issued to extinguish debt	2,040,000	2,040	140,360
Shares issued for cash	400,000	400	27,600
Shares issued in exchange for maritime salvage industry resources	40,000,000	40,000
Contributed management services			16,000
Net loss				(468,544)

Balances, April 30, 2005	44,148,291	$44,148	$480,388	($905,826)

Balance May 1, 2003, before reverse split	6,088,732	$6,088	$6,049,097	$(5,673,612)

Retroactive application of one-for-30 reverse split	(5,885,774)	(5,885)	5,885	-
Balances May 1, 2003, after reverse split	202,958	203	6,054,982	(5,673,612)
Common stock issued for services	5,333	5	207,995
Net loss				(891,200)

Balances, April 30, 2004	208,291	$208	$6,262,977	$(6,564,812)

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
YEARS ENDED APRIL 30, 2005 AND 2004

	2005	2004
Operating activities
Net cash used in continuing operations	($74,953)	($100,988)
Net cash used in discontinued operations	(39,329)	(430,528)

Net cash used in operating activities	(114,282)	(531,516)

Investing activities
Cash used in subsidiaries at spin-off	(26,439)
Purchase of software license		(875)
Sale of equipment		71,122

Net cash provided by (used in) investing activities	(26,439)	70,247

Financing activities
Proceeds from borrowings, officers/shareholders		60,000
Repayments from borrowings, officers/shareholders	(21,250)	(38,750)
Collection of accounts receivable of a discontinued business segment	81,178	190,626
Sale of common stock	28,000	208,000

Net cash provided by financing activities	87,928	419,876

Net decrease in cash	(52,793)	(41,393)

Cash, beginning of year	52,843	94,236

Cash, end of year	$50	$52,843

Reconciliation of net loss to net cash used in operating activities
Net loss	$(468,544)	$(891,200)
Non-cash items
Depreciation and amortization	34,362	96,351
Services paid for with common stock	208,134
Contributed services	16,000
Bad debt expense (recovery)	(95,000)	104,196
Increase in operating (assets) liabilities
Accounts receivable	(4,803)	5,260
Accounts payable	(7,511)	(123,391)
Accrued interest	20,204	(9,500)
Other accrued expenses	182,876	286,768

Net cash used in operating activities	($114,282)	($531,516)

Interest paid	$148	$30,747

Non-cash financing activity (shares issued to extinguish debt)	$142,400

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED APRIL 30, 2005 AND 2004

1. Nature of operations and background information:

Business activities. Prior to 2005, Legal Access Technologies, Inc. (LATI), through its then wholly-owned subsidiary, Tele-Lawyer, Inc. (Tele-Lawyer), both Nevada Corporations, offered specialized telephone conferencing services, occasional custom software development, and the sales and service of a telephone system that allowed legal aid groups the ability to integrate multiple offices. A second subsidiary, Perspectives Health Management Corp. (Perspectives), had previously discontinued its operations but was continuing to pursue collection of certain receivables from its prior customers. When the Company spun-off its two subsidiaries effective November 18, 2005, it became a “public shell” seeking a merger and permanent new management to replace the interim chief financial officer. On such date, the Company also completed a one-for-30 reverse stock split to place it in a better position to obtain a new business opportunity and attract new quality management. To this end, effective April 27, 2005, the Company acquired World Explorer Corporation (World), a company intending to develop a maritime salvage business.

Acquisition of World Explorer Corporation. Because World was also a “shell” corporation (but privately-held) when acquired that lacked any significant inputs, processes, and outputs that might qualify it as a business, the Company did not account for the acquisition as a business combination, rather as the purchase of maritime salvage industry research, executive skill set, and contacts to complement those previously acquired through consulting agreements with four foreigners, none of which was recorded as assets. The Company valued the acquisition of the maritime salvage industry research, executive skill set, and contacts at $103,134, consisting of the assumption of a pre-existing liabilities ($63,134, including $37,712 to World’s former shareholders) and $40,000 attributed to the issuance of 40,000,000 shares of the Company’s common stock valued at par. The $103,134 was expensed.

Spin-off of Tele-Lawyer and Perspectives. On November 18, 2004, the Company effected spin-offs of its two subsidiaries, Tele-lawyer and Perspectives. As a result, the Company’s stockholders received on a pro-rata (one-for-one) basis, common shares in each subsidiary equal to the number of shares then held in the Company, in the aggregate totaling 208,504 common shares per subsidiary. Although these transactions have many characteristics of what is commonly referred to as “reverse spin-offs” where in Tele-lawyer would have been the “spinnor” for accounting purposes (one of the “legal spinnees”), in accordance with EITF 02-11, “Accounting for Reverse Spinoffs”and SEC Staff Accounting Bulletin No. 5 Z7, management believes that the spin-offs should be accounted for based on their legal form and not as in substance rescissions of a prior business combinations. Accordingly, the spin-offs have been accounted for at cost or recorded amounts (previously adjusted for impairment provisions related to the receivables of Perspectives) without gain or loss, pursuant to Accounting Principles Board Opinion No. 29, Accounting for Nonmonetary Transactions as amended by Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-lived Assets.

The following is provided as a historical setting to the spin-off transactions:

In 2001, in a transaction commonly referred to as a reverse acquisition and accounted for as a purchase, Tele-Lawyer, Inc. effectively acquired Dynamic Associates, Inc., which contemporaneously changed its name to LATI, and Tele-Lawyer became its wholly-owned subsidiary of LATI. (In a reverse acquisition, the legal acquirer is treated for financial reporting purposes as the accounting acquiree.)

The 2001 agreement called for each of Tele-Lawyer's shareholders to receive one new share of LATI common stock for each common share of Tele-Lawyer held; accordingly, 178,500 shares (5,354,997 before one-for-30 reverse split) were issued to Tele-Lawyer's shareholders in exchange for all of Tele-Lawyer's issued and outstanding common stock. LATI's (formerly Dynamic's) shareholders received one new share of LATI common stock for every 4,590 shares held (153 before one-for-30 reverse split); accordingly, 16,337 shares (490,096 shares before the one-for-30 reverse split) were issued to LATI's shareholders. In addition, each holder of an option or warrant to purchase shares of Tele-Lawyer's common stock exchanged the options and warrants for the same rights in LATI.

The effective $4,205,985 purchase price paid by Tele-Lawyer for Dynamic was allocated to the net assets acquired by Tele-Lawyer, Inc. through the reverse acquisition as follows:

Cash	$92,085
Healthcare contracts	2,900,000
Accounts receivable, net of allowances	1,641,655
Liabilities assumed	(433,755)
Net assets acquired and credited to stockholders' equity	$4,205,985

Liabilities assumed included a $203,500 note (Note 5), that originally was but no longer is convertible into common shares, plus accrued interest thereon and other liabilities related to the operations of Perspectives Health Management Corporation, a subsidiary of Dynamic whose operations were contemporaneously discontinued.

2. Summary of significant accounting policies:

Principles of consolidation. The consolidated financial statements include the accounts of LATI and its wholly-owned subsidiary, World. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of estimates. Timely preparation of financial statements in conformity with generally accepted accounting principles ordinarily requires management to make estimates that affect reported amounts, some of which may require revision in future periods.

Stock-based compensation. The Company accounts for stock-based employee compensation (Note 4) using the intrinsic value method described in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Per share information. Options and warrants to purchase common stock were not included in the computation of net loss per share because of the anti-dilutive effect. See note 3 for information concerning the number of outstanding options and warrants during 2005 and 2004. All per share information and information about number of shares has been retroactively adjusted for the effect of the one-for-30 reverse split.

Reclassifications. Certain amounts as previously reported have been reclassified to conform to the current year presentation.

3. Stock-based compensation:

Significant transactions during 2005. In addition to the acquisition of World, there were other transactions during the year ended April 30, 2005, that involved stock-based compensation. On December 7, 2004, the Company settled $135,000 liability due a broker incurred in connection with the 2001 reverse acquisition. Consideration included 40,000 shares of the Company’s common stock valued at $.06 per share, the traded price on such date, plus $140,000 convertible note payable (total consideration $142,400).  The 40,000 shares were issued on March 24, 2005. Subsequently, the creditor assigned the note to a third party who converted the note into 2,000,000 common shares at $.07 per share.

Following the spin-off of Tele-lawyer and Perspectives, the Company entered into consulting agreements with seven individuals, three are U.S. citizens and four are foreigners. The services to be provided by the U.S. consultants involve the use of technology. The foreign consultants have a varied skill set including maritime research and salvage operations and foreign government processes. Such skills are to be used in connection with the Company’s due diligence process regarding the proposed acquisition of a maritime salvage company. As consideration for entering into the agreements, the consultants were granted options to purchase 5,900,000 shares of the Company’s common stock, 400,000 to the group of U.S. consultants and 5,500,000 to the foreign group of consultants. The agreements were negotiated between mid-November 2004 and the end of that month when the Company’s stock was trading at $.06 per share. Trading volume was limited as was the public float available for trading. The option exercise price stated in the agreements is $.07 per share, considered by past and present management to be well in excess of the then value of the shares and, accordingly, no compensation expense was recorded in connection with the issuance of these options. The U.S. group of consultants exercised their options prior to April 30, 2005. One of the consultants who purchased 50,000 shares pursuant to the consulting / option agreements is the father of the former chief executive officer and then majority shareholder.

The agreements with the foreign group of consultants provide them with the opportunity to apply their fees for consulting services (calculated at an estimated fair value of $350 per hour) towards the purchase of the Company’s common stock. In this regard, one foreign consultant, the only consultant that has devoted substantive time to Company matters thus far, elected to purchase 1,500,000 common shares in exchange for services and, as a result, $105,000 was originally deferred in the third quarter of fiscal 2005 as part of the Company’s investment in the then proposed acquisition of World, and later expensed in the fourth quarter as a cost of maritime salvage industry research, executive skill set, and contacts.

During the year ended April 30, 2005, an additional 40,000,000 shares were issued but held in trust. Upon completion of the acquisition of World Explorer on April 27, 2005, such shares were recorded by the Company and issued.

Stock options and warrants. The Company has an inactive incentive stock option plan. The plan authorizes the Company to issue options totaling up to 15% of the outstanding shares of the Company, not to exceed 83,333 (2,500,000 prior to the one-for-30 reverse split). The Company also has a director's stock option plan for issuance of stock options to outside directors. Of the options granted during 2004, non-employees received 7,000 (210,000 prior to the one-for-30 reverse split).

The following table summarizes the stock option activity for the periods indicated after giving retroactive effect to the one-for-30 reverse stock split:

	Number of shares	Weighted average exercise price
Balance at April 30, 2003	11,778	$70.50
Granted during 2004	10,166	34.80
Exercised during 2004	(5,333)	(39.00)
Expired during 2004	(6,111)	90.00
Balance at April 30, 2004	10,500	40.50
Granted during 2005	5,900,000	0.07
Exercised during 2005	(1,900,000)	(0.07)
Expired during 2005	(10,500)	(40.50)
Balance at April 30, 2005	4,000,000	$00.07

During fiscal 2005 and 2004, no warrants were issued. As of April 30, 2005, as a result of transactions in previous years, warrants to purchase 15,055 (451,634 prior to the one-for-30 reverse split) shares of common stock were outstanding.

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

4. Going concern contingency and management’s plans.

The Company’s cash resources are fully exhausted. In addition, a summary judgment in favor of a note-holder in the amount of $203,500 plus accrued interest ($76,842 through April 30, 2005) has been entered against the Company. These conditions indicate that the Company may be unable to continue as a going concern. The Company’s plan to overcome this uncertainty includes raising additional debt and / or equity financing through private placements to fund the development and operation of a maritime salvage business. However, no assurance is given that such plan can be successfully executed or, if it is, that the resultant maritime salvage business will produce sufficient income and cash flows to satisfy the Company’s obligations when due. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

5. Note payable:

This note bears interest at 10% per annum. The Company currently has a judgment entered against it for the $203,500 note plus accrued interest of $ 76,842. At this time, the Company is unable to pay or make payments on this judgment.

6. Related party transactions:

As of April 30, 2005, $45,512 is due the Company’s majority shareholder / president for expenses he paid on behalf of the Company.

Beginning January 1, through April 30, 2005, the Company’s chief financial officer contributed services to the Company without compensation. These services are valued at $16,000 ($4,000 per month) and have been expensed and treated as a capital contribution.

The Company currently uses limited office services at no charge from a law firm in which the Company’s former president / former majority shareholder is the managing principal. The fair value of such services is not material. Total rent expense, primarily associated with the Tele-Lawyer subsidiary, for the most recent and prior operating periods presented was approximately $161,500 and $179,000, and is included in discontinued operations.

The same law firm continues to perform services for the Company. The amount billed for these services totaled approximately $39,272 and $117,399 in 2005 and 2004, respectively.

In early 2004, the former Board of Directors agreed to accrue bonuses for two former officers. The Board felt these bonuses were warranted and in the best interests of the Company because the officers had rendered services in the prior year that had not been paid or accrued (pending Board approval) and were continuing to provide critical services for the Company going forward. The anticipation of all parties was that these services would lead to financing of the Company, which, in turn, would enable the officers to be paid. Later in the year, when the Company was unable to pay because the expected funding did not occur, the former officers agreed to rescind the declared bonuses.

During 2004, the Company’s former president / former majority shareholder made three loans to the Company secured by all of the tangible and intangible assets of the Company. A portion of the loans ($21,250) were paid back during the fiscal 2005, and the remaining loan balance was transferred to Tele-lawyer in the spin-off transaction.

7. Income taxes:

The Company's effective tax rate differs from the federal statutory rate of 34% due to a 100% valuation allowance effectively provided for any tax benefits that may result from net operating losses incurred, because of uncertainty discussed in Note 4 “Going Concern Contingency and Management’s Plans.”

As of the most recent balance sheet date presented, the Company’s available unused operating loss carry-forwards are severely limited as a result of multiple changes in ownership control during 2005; usable carry-forwards have not been precisely determined as yet but are estimated to range from zero to approximately $236,787.

ITEM 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 8A CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of April 30, 2005. This evaluation was carried out under the supervision and with the participation of the Company's Chief Financial Officer, Mr. Michael W. Broadbear. Based upon that evaluation, the Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in its periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Financial Officer, to allow timely decisions regarding required disclosure.

ITEM 8B Other Information.

On May 3, 2005, the Company's Board of Directors approved a change for the Company from “Legal Access Technologies, Inc.” to “UnderSea Recovery Corporation” to more closely reflect the Company's intended operations after the Merger. The Board of Directors has recommended that the shareholders of the Company approve the name change, which will only become effective if approved by the Company's shareholders, and after the required filings and waiting periods under Schedule 14A or 14C of the Securities Exchange Act of 1934 (as appropriate) are completed and an amendment to the Company's Articles of Incorporation is filed with the Secretary of State of the state of Nevada.

PART III

ITEM 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following are the names of the Company's officers and directors, their ages, their present positions, and some brief information about their background. The directors serve until successors are elected and qualified at a meeting of the Company's shareholders. The officers are appointed to their positions, and continue in such positions at the discretion of the directors.

Name	Age	Offices Held
Herbert C. Leeming	57	Chief Executive Officer and Director
Kurt Bordian	36	Director
Michael W. Broadbear	63	Chief Financial Officer

Herbert C. Leeming, became our Chief Executive Officer and a director of the Company on April 28, 2005 in connection with the Merger. He has been the President and a director of World Explorer since June 14, 2004 and was previously a co-founder of Admiralty Corporation (“Admiralty”), a Georgia corporation and wholly-owned subsidiary of Ruby Mining Company, a public corporation quoted on the OTC Bulletin Board under the symbol RUBM.OB. Admiralty was formed to develop proprietary, non-ferrous metal detection technology to be incorporated into a specialized, remote-sensing detection device capable of locating and differentiating among precious metals buried in coral or under the ocean floor, to be used in historic shipwreck and recovery operations. Mr. Leeming also previously served as Admiralty’s Chairman of the Board and as its Chief Executive Officer and President. Prior to 1986, Mr. Leeming was active in oil and gas exploration and production, energy management, real estate acquisition and financing. He has been instrumental in bringing together the requisite parties for business and financial transactions and has also served as a liaison between corporate management and the legal, accounting, financial, governmental and academic communities.

Kurt Bordian, has been a director of the Company since November 22, 2004 and served as the Company’s Chief Financial Officer from November 22, 2004 until April 30, 2005. Mr. Bordian graduated from the University of Manitoba in 1996 with a Bachelor of Commerce (Honors) Degree. He is a freelance Certified Public Accountant (Canada) and has worked chiefly in the mineral exploration and oil and gas industries, and since 2000 has held the position of Senior Accountant with three public companies exploring and operating in the Solomon Island, Ghana, Tunisia and Western Canada. Mr. Bordian most recently held the position of Operations Manager for a mineral exploration company, liaising with exploration projects in Western Canada.

Michael W. Broadbear, has been our Chief Financial Officer since April 30, 2005. He is also the Chief Financial Officer of World Explorer Corporation, has been practicing law for over 35 years. After receiving his B. A. in Business and Economics from Vanderbilt University, he attended Vanderbilt Law School and Emory University School of law where he received his J. D. in Law. He has practiced in broad areas of law, where his specialties include corporate, administrative, financial, banking, estate planning, and criminal law. He has also served on active duty as a Captain in the U.S. Army. His service included a tour of duty in Vietnam.

To the best of management's knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Former Officers and Directors

On May 15, 2005, Rene Guardiola resigned as a director of the Company. Mr. Guardiola had been elected to the Company’s board of directors on April 26, 2005. Mr. Guardiola’s resignation was not due to any dispute or disagreement wit the Company or its board of directors on any matter.

On April 30, 2005, Kurt Bordian resigned as our Chief Financial Officer and Michael W. Broadbear was elected as our Chief Financial Officer.

On December 6, 2004, the Company accepted the resignations of Ms. Kyleen Cane, Mr. Elliot Schear and Mr. Russell Roth as members of our board of directors. Ms. Cane and Mr. Schear also resigned as officers and Ms. Cane was our principal executive officer. Upon resignation, Ms. Cane and Mr. Schear agreed to release us from all liability on amounts owed to our then subsidiary, Tele-Lawyer, Inc. for past salaries and employee benefits as well as to cancel all of their outstanding stock options.

Terms of Office

The Company's directors are appointed for one-year terms to hold office until the next annual general meeting of the stockholders or until removed from office in accordance with the Company's by-laws. Officers are appointed by the board of directors and hold office until removed by the board.

Significant Employees

The following employees and consultants are expected to make a significant contribution to the business of the Company.

James W. Larsen, Chief Technology Officer of World Explorer Corporation, was previously a director, the Chief Technical Officer, and Senior Vice President of Research and Development of Admiralty, and was associated with Admiralty since its inception. He is a Senior Research Scientist with the Georgia Tech Research Institute’s Underwater Research Programs Office where he has been employed since January 1981. Mr. Larsen holds a Master of Science in Physics, Master of Science in Electrical Engineering, and a Bachelor of Science in Applied Mathematics. His research experience covers a wide range of subjects, including projects involving salt-water environments and advanced remote sensing applications. He is the holder of several patents concerning unique sensors and systems.

Robert W. Schwab, III, Vice President of Historical Research and Project Evaluation of World Explorer Corporation previously worked with Admiralty. Mr. Schwab is a graduate of Williams College and the American Graduate School of International Management. An expert in international affairs, he has engaged in a number of delicate international issues, primarily in Asia. He has participated in the recovery of the historic shipwreck wreck Atocha and in the expedition to find and excavate the USS Somers wreck. He is engaged in ongoing historic shipwreck research in the Philippines.

Robert A. Fisak, Vice President of Operations of World Explorer Corporation, previously worked with Admiralty on its permitting activities and operational planning. Robert also founded and is president of a security consulting company providing business and legal support. Prior to his association with Admiralty, he served as an officer in a telecommunications company. Mr. Fisak was employed by the federal government for 23 years. He held various research and operational positions in the Treasury Department and at the Board of Governors of the Federal Reserve System. Prior to his federal service, he was an Officer in the United States Army. Mr. Fisak served two tours in Vietnam and completed other assignments in the United States and Europe. He graduated from the University of Maryland with a BA in Economics, and continued his education with postgraduate studies at George Washington University.

Bobby Goldman, Vice President of Business Development of World Explorer Corporation was previously a broker concentrating in investment real estate with Sonnenblick-Goldman Company (SGC) which is known as the industry's leading independent real estate investment banking firm. He has over thirty years experience in handling multimillion dollar investment real estate transactions with both domestic and foreign partners. Mr. Goldman graduated from the University of Miami with B.A. in Psychology, minor in Sociology and has completed many non-matriculating courses in the fields of finance, real estate and nutrition. He has previously consulted with developmental phase businesses. Mr. Goldman currently maintains a real estate broker license in New York State and is quite active in financing and selling real estate and arranging equity investments for various types of businesses.

Audit Committee Financial Expert

The Company does not have an audit committee, and the entire board of directors functions as its audit committee. The Company does not have a financial expert on its audit committee, because of the difficulty encountered by all small public companies in obtaining outside board members. We cannot predict when, if ever, we will be able to attract a person to the board of directors who is a financial expert.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and certain representations, no persons who were either a director, officer, or beneficial owner of more than 10% of the Company's common stock, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act during the most recent fiscal year except the following. Mr. Kurt Bordian, who became a director and our CFO in November, 2004, has failed to file a report on Form 3. Mr. Bordian does not own any shares of the Company. Mr. Rene Guardiola, who resigned as a director of the Company on May 15, 2005, failed to file a report on Form 3. Mr. Guardiola did not own any shares of the Company. Mr. Herbert C. Leeming, who became a director and our Chief Executive Officer in April 2005, filed a late Form 3 on May 6, 2005. Mr. Leeming does not directly own any shares of the Company, but is the beneficiary of the Herbert C. Leeming Trust II Trust, which owns 16,000,000 shares of the Company and has failed to file a report on Form 3. Mr. Michael W. Broadbear, who became our Chief Financial Officer on April 30, 2005, has failed to file a report on Form 3.

Code of Ethics Disclosure Compliance

The Company has adopted a Code of Ethics that applies to all of the Company’s employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, as required by sections 406 and 407 of the Sarbanes-Oxley Act of 2002. The Code of Ethics was filed as Exhibit 14.1 to the Company’s 10-KSB for the 2004 Fiscal Year.

Due to the new management and operations of the Company, the Company is reviewing the Code of Ethics to determine if any amendments will need to be made. In the event that any changes are made, the Company will file such amendments in a current report on form 8-K.

ITEM 10 Executive Compensation

The following table sets forth certain information as to the Company's Chief Executive Officer and the highest paid officers and directors for its last three fiscal years. No other compensation was paid to any such officers or directors during this time period, except as provided.

Annual Compensation Table

					Long Term Compensation
		Annual Compensation			Awards		Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Kyleen E. Cane, Director, CEO, CFO and President*	2003 2004 2005	$45,000 $180,000 $0	0 0 0	0 0 0	$50,000 0 0	0 0 0	0 0 0	0 0 0

Elliot T. Schear, Vice President*	2003 2004 2005	$47,000 $120,000 $0	0 0 0	0 0 0	0 0 0	$50,000 $50,000 0	0 0 0	0 0 0

Kurt Bordian, director and CFO	2005	0	0	0	0	0	0	0

Herbert C. Leeming, director and CEO	2005	$0	0	0	0	0	0	0

* On December 6, 2004, the Company accepted the resignations of Ms. Kyleen Cane and Mr. Elliot Schear as members of our board of directors and officers. Upon resignation, Ms. Cane and Mr. Schear agreed to release us from any contingent liability on amounts owed to them for past salaries and employee benefits by Tele-Lawyer, one of the company’s prior subsidiaries, as well as to cancel all of their outstanding stock options.

Options

None of our Officers or Directors were granted options or exercised option in 2005. As explained above, Ms. Cane and Mr. Schear agreed to cancel all of their outstanding stock options.

Compensation of Directors

Directors who are not the Company's employees or consultants are not paid for their services for attending board or committee meetings.

Employment Agreements

The Company has no employment agreements with any officer or employee.

ITEM 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below provides the beneficial ownership of the Company's common stock by each person known by the Company to beneficially own more than 5% of the common stock outstanding as of April 30, 2005 and by the Company's officers and directors as a group. Except as otherwise indicated, all shares are owned directly.

Title of Class	Name and address of Beneficial Owner	Amount of beneficial ownership	Percent of class*
Common Stock	James W. Larsen 475 Oakleaf Trail Suwanee, GA 30024	16,000,000	36.24%
Common Stock	Herbert C. Leeming Trust II c/o Michael Broadbear Trustee 950 E. Paces Ferry Road, Suite 3250 Atlanta, GA 30326	16,000,000	36.24%
Common Stock	Michael W. Broadbear 950 E. Paces Ferry Road, Suite 3250 Atlanta, GA 30326	1,500,000	3.39%

* Based on 44,148,504 shares of common stock outstanding as of April 30, 2005.

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

ITEM 13 Exhibits and Reports on Form 8-K

(a) Reports on Form 8-K.

The Company did not file any current reports on Form 8-K for the quarter ending April 30, 2005.

(b) Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation
3.2	First Amendment to Articles of Incorporation
3.3	Second Amendment to Articles of Incorporation
3.4	Bylaws
10.1	Agreement and Plan of Merger with World Explorer Corporation (1)
14	Code of Ethics (2)
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s current report on Form 8-K filed with the Commission on May 4, 2005.
(2) Incorporated by reference to the Company’s annual report on Form 10-KSB for the year ended April 30, 2004 filed with the Commission on July 23, 2004.

ITEM 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by the Company's auditors for professional services rendered in connection with the audit of the annual consolidated financial statements for the fiscal years ended April 30, 2005 and 2004 were $13,033 and $14,251 respectively.

Audit-Related Fees

The aggregate fees that the Company's auditors billed for assurance and related services that are reasonably related to the performance of the audit or review of the financial statements were $12,350 and $10,306 for 2005 and 2004, respectively.

Tax Fees

The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advice, and tax planning were $1,953 and $6,413 for the fiscal years ended April 30, 2005 and 2004.

Other Non-Audit Fees

The aggregate fees billed by the Company's auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended April 30, 2005 and 2004 were $0.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Legal Access Technologies, Inc.

By: /s/ Herbert C. Leeming
Herbert C. Leeming,
Chief Executive Officer and Director
Dated: August 8, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Herbert C. Leeming	Chief Executive Officer and Director	August 8, 2005
Herbert C. Leeming

/s/ Michael W. Broadbear	Chief Financial Officer	August 8, 2005
Michael W. Broadbear

/s/ Kurt Bordian	Director	August 8, 2005
Kurt Bordian