Form 10QSB
period 2005-07-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2005-10-18
CIK 878146

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2005

|_| Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period _______ to_________

Commission File Number 333-119632

                         Legal Access Technologies, Inc.
        (Exact name of small Business Issuer as specified in its charter)

             Nevada                                        87-0473323
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                3275 E. Warm Springs Rd., Las Vegas, Nevada 89120
                    (Address of principal executive officers)

                                 (404) 368-8500
                           (Issuer's telephone number)

                                 Not Applicable
   (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days |X| Yes |_| No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) |X| Yes |_| No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 45,548,504 shares of Common Stock as of October 17, 2005.

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

Table of Contents

                                TABLE OF CONTENTS                           Page

                         PART I - FINANCIAL INFORMATION

Item 1: Financial Statements                                                  1
Item 2: Management's Discussion and Analysis and
        Plan of Operation                                                     2
Item 3: Controls and Procedures                                               5

                           PART II - OTHER INFORMATION

Item 1: Legal Proceedings                                                     6
Item 2: Unregistered Sales of Equity Securities and Use of Proceeds           6
Item 3: Defaults Upon Senior Securities                                       6
Item 4: Submission of Matters to a Vote of Security Holders                   6
Item 5: Other Information                                                     6
Item 6: Exhibits                                                              7

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                     INDEX TO UNAUDITED FINANCIAL STATEMENTS

Balance Sheets                                                              F-1
Statements of Operations                                                    F-2
Statement of Stockholders' Equity Deficiency                                F-3
Statements of Cash Flows                                                    F-4
Notes to Financial Statements                                               F-5

                 LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                                 BALANCE SHEETS
                  July 31, 2005 (Unaudited) and April 30, 2005

                                     ASSETS
                                                                     July 31, 2005      April 30, 2005
                                                                    ---------------     ---------------
CURRENT ASSET, Cash                                                 $            50     $            50
                                                                    ---------------     ---------------

                                                                    $            50     $            50
                                                                    ===============     ===============

                 LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
     Accounts payable                                               $        68,879     $        55,486
     Due to officer                                                          71,182              45,512
     Note payable and accrued interest                                      285,430             280,342
     Other accrued expenses                                                  35,751
                                                                    ---------------     ---------------
                                                                            461,242             381,340
                                                                    ---------------     ---------------

STOCKHOLDERS' EQUITY DEFICIENCY

   COMMON STOCK, $.001 par value, 100,000,000 shares                         45,548              44,148
     authorized 45,548,291 shares issued and outstanding

   ADDITIONAL PAID-IN CAPITAL                                               600,988             480,388

   PRE-DEVELOPMENT STAGE DEFICIT                                           (905,826)           (905,826)

   DEFICIT INCURRED DURING THE DEVELOPMENT STAGE                           (201,902)
                                                                    ---------------     ---------------
                                                                           (461,192)           (381,290)
                                                                    ---------------     ---------------

                                                                    $            50     $            50
                                                                    ===============     ===============

          See accompanying notes to consolidated financial statements.

                 LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                            STATEMENTS OF OPERATIONS
                    Three Months Ended July 31, 2005 and 2004

                                                                2005*              2004
                                                           --------------     --------------
OPERATING COST AND EXPENSES

   Maritime licensing consulting                           $       98,000
   General and administrative                                      98,814     $       29,577
   Interest expense                                                 5,088              5,354
                                                           --------------     --------------
                                                                  201,902             34,931
                                                           --------------     --------------

Loss from continuing operations, without tax effect              (201,902)           (34,931)

Loss from discontinued operations, without tax effect                               (109,261)
                                                           --------------     --------------

       NET LOSS                                            $     (201,902)    $     (144,192)
                                                           ==============     ==============

BASIC AND DILUTED LOSS PER COMMON SHARE:
   Continuing operations                                   $        (0.00)    $        (0.01)
   Discontinued operations                                                             (0.02)
                                                           --------------     --------------
       NET LOSS                                            $        (0.00)    $        (0.02)
                                                           ==============     ==============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                     44,848,291          6,248,732
                                                           ==============     ==============

----------

* Includes all cumulative operations from the beginning of the development stage.

          See accompanying notes to consolidated financial statements.

                 LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                  STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY
                        Three Months Ended July 31, 2005

                                                                                   Pre-
                                        Common Stock             Additional     Development      Development
                                ----------------------------       Paid-in         Stage            Stage
                                   Shares         Par Value        Capital        Deficit          Deficit
                                ------------    ------------    ------------    ------------     ------------
Balances, May 1, 2005             44,148,291    $     44,148    $    480,388    $   (905,826)
Exercise of stock options
   for consulting services
   exchange for services           1,400,000           1,400          96,600
Contributed services                                                  24,000
Net loss                                                                                         $   (201,902)
                                ------------    ------------    ------------    ------------     ------------

Balances, July 31, 2005           45,548,291    $     45,548    $    600,988    $   (905,826)    $   (201,902)
                                ============    ============    ============    ============     ============

          See accompanying notes to consolidated financial statements.

                 LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                            STATEMENTS OF CASH FLOWS
                    Three Months Ended July 31, 2005 and 2004

                                                                2005               2004
                                                           --------------     --------------
OPERATING ACTIVITIES
  Net cash used in continuing operations                   $      (25,670)    $      (34,930)
  Net cash used in discontinued operations                                            (4,494)
                                                           --------------     --------------
        NET CASH USED IN OPERATING ACTIVITIES                     (25,670)           (39,424)
                                                           --------------     --------------

FINANCING ACTIVITIES
  Proceeds from borrowings, officers/shareholders                  25,670
  Sale of common stock                                                                31,125
                                                           --------------     --------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES                  25,670             31,125
                                                           --------------     --------------

NET DECREASE IN CASH FOR THE PERIOD                                    --             (8,299)

CASH, BEGINNING OF PERIOD                                              50             52,843
                                                           --------------     --------------

CASH, END OF PERIOD                                        $           50     $       44,544
                                                           ==============     ==============

          See accompanying notes to consolidated financial statements.

                 LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Three-Month Periods Ended July 31, 2005 and 2004 (Unaudited)

1. Basis of Presentation

      The accompanying unaudited financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission for presentation of interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States applicable to annual financial statements. Since its merger with World Explorer Corporation (after which, World Explorer Corporation became a wholly-owned subsidiary of Legal Access Technologies, Inc.) on April 28, 2005, the Company has been in the development stage. Prior to the merger, the Company had discontinued all other operations; accordingly, such operations have been retroactively reclassified as such in the accompanying comparative statements of operations and cash flows.

      Development stage operating activities between April 28, and May 1, 2005, were too insignificant, as a practical matter, to be meaningful or even measurable and accordingly, cumulative development stage operations are presented from May 1, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended July 31, 2005, are not necessarily indicative of the results that may be expected for the year ending April 30, 2006.

      For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2005 (the "2005 Form 10-K") from which the balance sheet information presented as of April 30, 2005, has been derived.

2. Planned Operations and Contingencies

      The Company plans to engage in the business of recovery of shipwrecks and other cultural resources from the world's oceans and large lakes by applying advanced technologies in an archaeologically and environmentally sensitive manner. However, since the Company is in the development stage it has yet to generate any significant revenues. Moreover, the Company currently has a judgment entered against it in connection with a $203,500 note payable plus accrued interest of $81,930 and still accruing at 10%. At this time, the Company is unable to pay or make payments on this judgment. There is no assurance that the noteholder will not seek to place the Company into involuntary bankruptcy proceedings.

      Management's plans to achieve its goals include arranging strategic partnerships with governments, nonprofit organizations, and businesses for: 1) responsible development of maritime museums, 2) cultural and heritage tourism,
3) development of intellectual property for public entertainment and education,
4) development of new technologies, and 5) the ethical sale of cultural materials. The successful implementation of management's business plan, and its ability to continue as a going concern will require the Company to (a) raise substantial funds to finance future marine salvage activities, and the settlement of its outstanding obligations, and (b) to obtain the necessary licenses and permits to commence exploration in territorial waters, which has been the focus of its efforts to date primarily through the engagement of outside consultants, or ultimately to generate any significant revenues or profit. The company is currently working on strategies to raise additional funds, but there can be no assurance that the Company will be successful in these efforts.

                 LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
          Three-Month Periods Ended July 31, 2005 and 2004 (Unaudited)

      The Company's financial statements are prepared using accounting principles applicable to a going concern, which contemplate the realization of assets and liquidation of liabilities in the normal course of business, and do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of the going concern uncertainty.

3. Loss Per Share

      Weighted average number of shares outstanding for calculating diluted loss per share does not include shares issuable upon the exercise of stock options (Note 5) because they are antidilutive as a result of losses.

4. Related Party Transactions

      During the quarter ended July 31, 2005, the Company's majority shareholder/President paid $25,670 in expenses on behalf of the Company, primarily for legal and accounting fees.

      During the quarter, two officers contributed their time at an estimated aggregated fair value of $24,000 charged to general and administrative expense and credited to additional paid-in capital.

5. Other Capital Transactions

      On May 9, 2005, the Company issued 1,400,000 shares of common stock to an outside consultant, for maritime licensing consulting services in connection with the exercise of options at $0.07 per share or $98,000.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

      Overview

      The Company plans to engage in the business of recovery of shipwrecks and other cultural resources from the world's oceans and large lakes by applying advanced technologies in an archaeologically and environmentally sensitive manner. Prior to the merger of Legal Access Technologies and World Explorer Corporation in late April 2005, the Company had no business operations. Since the merger, the Company has been in the development stage and has yet to generate any significant revenues. The Company has been working to line up projects in four locations around the world. These will be announced as details of such plans are formalized.

In general, the Company's success, if any, will be dependent upon management's ability to achieve its development plan of operation, which includes arranging strategic partnerships with governments, nonprofit organizations, and businesses for: 1) responsible development of maritime museums, 2) cultural and heritage tourism, 3) development of intellectual property for public entertainment and education, 4) development of new technologies, and 5) the ethical sale of cultural materials.

      Liquidity and Capital Resources

      As a result of the following circumstances, conditions and uncertainties, in its report on our audited financial statements as of and for the year ended April 30, 2005, included in our annual report on Form 10-KSB for that year, our independent registered accounting firm expressed substantial doubt as to the Company's ability to continue as a going concern.

      The Company has largely exhausted its cash reserves. Accordingly, during the quarter ended July 31, 2005, the Company's majority shareholder/President paid $25,670 in expenses on behalf of the Company, primarily for legal and accounting fees, and management expects the Company to continue negative cash flows for the foreseeable future since there are no operating activities as yet. Moreover, the Company currently has a judgment entered against it in connection with a $203,500 note payable plus accrued interest of $81,930 as of July 31, 2005, and still accruing at 10%. At this time, the Company is unable to pay or make payments on this judgment, and there is no assurance that the noteholder will not seek to place the Company into involuntary bankruptcy proceedings.

      The successful implementation of management's business plan, and the ability to continue as a going concern will require the Company to (a) raise substantial funds to finance future marine salvage activities, and the settlement of its outstanding obligations, and (b) to obtain the necessary licenses and permits to commence exploration in territorial waters, which has been the focus of its efforts to date primarily through the engagement of outside consultants, or ultimately to generate any significant revenues or profit. The company is currently working on strategies to raise additional funds, but there can be no assurance that the Company will be successful in these efforts.

      Even if the Company's planned operations are successful, substantial time will pass before significant revenues will be realized and, during this period, the company may require additional funds that may not be available to it. Specific risk factors include: (i) The business of historic shipwreck search and recovery is highly risky, (ii) We may be subject to other title claims and marine recovery rights for any artifacts and cargo we recover, (iii) Many governments and international groups restrict or oppose the recovery of historic shipwreck sites, (iv) There is an uncertainty about the marketability for recovered cargo, (v) Our operations subject us to environmental and archaeological risks, (vi) We may have to expend resources to protect our salvage sites from unauthorized persons and operations, (vii) We have no history of operations or record of earnings, (viii) We will be subject to insurance risks, (ix) We will be dependent on our key personnel and (x) We will face significant competition. Please refer to the Company's annual report on 10-KSB for the year ended April 30, 2005, filed with the Commission on August 9, 2005, for additional information on the foregoing risk factors.

Critical Accounting Policies and Estimates

      The Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or, except as noted in the following two paragraphs, require the exercise of significant management judgment to apply. The Company's accounting policy presently in use relative to stock-based compensation, which will soon be replaced by adopting a new accounting standard (see below) has not resulted in any material variance in recognized expense from that which would have resulted from use of an alternative accounting policy.

      Near the end of the fourth quarter, April 28, 2005, the Company acquired 100% of the stock of World Explorer (World). Management considered the criteria set forth in EITF 98-3 and based on that consideration, determined that World did not constitute a business for purposes of applying purchase accounting because it lacked any significant inputs, processes or outputs that might qualify it as a business and, moreover, World had no tangible or intangible assets prior to the acquisition. World was, in-substance, a privately-owned "shell" corporation. Accordingly, the Company did not account for the acquisition as a business combination but rather as the purchase of maritime salvage industry research, executive skill set, and contacts to compliment those previously acquired. Management considered the value of World's net liabilities assumed as the primary and most reliable indicator of value of the acquisition. Assets assumed in the transaction consisted only of extremely nominal items and intangibles of highly unproven and therefore questionable value. The value attributed to the Company's common stock was also believed to be virtually nonexistent or, at best, quite nominal due to its lack of any operations or identifiable net assets and the extreme dilution that occurred and the lack of any substantive change in the financial condition of Company that resulted from the exchange. Therefore, the minimum legal capital (par value) of the common stock exchanged was selected to represent the nominal value of the additional consideration to the liabilities assumed to arrive at the total value of the transaction.

      The Company had discontinued all operations prior to the acquisition of World, which resulted in its becoming a development stage enterprise for financial reporting purposes. Development stage operating activities between the acquisition date and May 1, 2005, were too insignificant, as a practical matter, to be meaningful or even measurable and accordingly, cumulative development stage operations are presented from May 1, 2005.

New Accounting Standards

      In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements, effective as of the first interim period that begins after December 15, 2005. Accordingly, we will implement the revised standard no later than the first quarter of fiscal year 2006, or whenever new options are issued if later.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections", a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes", and SFAS No 3, "Reporting Accounting Changes in Interim Financial Statements"; it changes accounting for and reporting of certain changes in accounting principles, effective fiscal years beginning after December 15, 2005. We presently have no reason to expect that the adoption of SFAS No. 154 will have a material impact on the Company's financial statements in future years.

Results of Operations - Three-Month Period Ended July 31, 2005, Compared to Three-Month Period Ended 2004

      Continuing operations of the current quarter include $98,000 representing the cost of maritime licensing consulting services performed in connection with the post-merger development stage activities not previously incurred . In addition, general and administrative expense increased by $43,726 over the comparable prior quarter as a result of increased costs of professional services primarily relating to the Company's reporting obligations as a public registrant and its development stage activities which began this quarter and $24,000 representing the estimated fair value of contributed services by officers in its post-merger development stage activities.

Forward Looking Statements

      The information contained in this section and elsewhere may at times represent management's best estimates of the Company's future financial and technological performance, based upon assumptions believed to be reasonable. Management makes no representation or warranty, however, as to the accuracy or completeness of any of these assumptions, and nothing contained in this document should be relied upon as a promise or representation as to any future performance or events. The Company's ability to accomplish these objectives and whether or not it will be financially successful is dependent upon numerous factors, each of which could have a material effect on the results obtained. Some of these factors are within the discretion and control of management, and others are beyond management's control. Management considers the assumptions and hypothesis used in preparing any forward looking assessments of profitability contained in this document to be reasonable; however, the Company cannot assure investors that any forward-looking statements contained in this document, or otherwise made by management, will be realized or achieved at any level.

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the "Exchange Act"), the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of July 31, 2005. This evaluation was carried out under the supervision and with the participation of the Company's Chief Financial Officer, Mr. Michael W. Broadbear and the Company's Chief Executive Officer, Mr. Herbert C. Leeming. Based upon that evaluation, the Company's Chief Financial Officer and Chief Executive Officer concluded that the disclosure controls and procedures are effective in timely alerting management to material information required to be included in the Company's periodic SEC filings. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Financial Officer, to allow timely decisions regarding required disclosure.

Notwithstanding the immediately preceding paragraph, the Company's independent registered public accounting firm, Piercy Bowler Taylor & Kern, advised the Company's management and Board of Directors that there were material weaknesses in our internal controls and procedures. The identified material weaknesses stem from the Company's use of an outside accounting firm to perform certain consulting functions in connection with the preparation of our financial statements, and the Company's timeliness in reporting transactions to the outside consultant. In response, the Company initiated a number of improvements in its communications with its consultant, none of which the Company believes are significant, and believes that the material weaknesses that existed at July 31, 2005 have been corrected. However, the above-described remedial efforts will be re-examined on a continuing basis to determine their effectiveness.

Notwithstanding the remedial actions described above, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Number      Description of Exhibit

3.1         Articles of Incorporation(1)

3.2         First Amendment to Articles of Incorporation(1)

3.3         Second Amendment to Articles of Incorporation(1)

3.4         Bylaws(1)

10.1        Agreement and Plan of Merger with World Explorer Corporation(2)

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

(1) Incorporated by referenced to the Company's Annual Report on Form 10-KSB for the year ended April 30, 2005 filed with Commission on August 9, 2005

(2) Incorporated by referenced to the Company's current report on Form 8-K with the Commission on May 4, 2005

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Legal Access Technologies, Inc.

Date: October 17, 2005


By: /s/ Herbert C. Leeming
    Herbert C. Leeming
    President and Chief Executive Officer