Form 10QSB
period 2005-10-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2005-12-22
CIK 878146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________to __________

Commission File Number: 333-119632

Legal Access Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0473323
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3275 E. Warm Springs Rd., Las Vegas, Nevada 89120
(Address of principal executive offices)

404-368-8500
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,148,291 common shares as of October 31, 2005

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of October 31 (unaudited), and April 30, 2005.
(b)	Statements of Operations for the three- and six-month periods ended October 31, 2005 and 2004 (unaudited);
(c)	Statements of Stockholders' Equity for the six-month periods ended October 31, 2005 and 2004 (unaudited);
(d)	Statements of Cash Flows for the three- and six-month periods ended October 31, 2005 and 2004 (unaudited);
(e)	Notes to Financial Statements (unaudited).

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
BALANCE SHEETS
October 31, and April 30, 2005

ASSETS
	October 31, 2005 (Unaudited)	April 30, 2005
CURRENT ASSET, Cash	$1,575	$50
	$1,575	$50

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY
CURRENT LIABILITIES	$81,492	$55,486
Accounts payable	105,318	45,512
Due to officer	290,518	280,342
Note payable and accrued interest	22,426
Other accrued expenses	499,754	381,340

STOCKHOLDERS' EQUITY DEFICIENCY
COMMON STOCK, $.001 par value, 100,000,000 shares authorized 48,148,291 shares issued and outstanding	48,148	44,148
ADDITIONAL PAID-IN CAPITAL	804,388	480,388
PRE-DEVELOPMENT STAGE DEFICIT	(905,826)	(905,826)
DEFICIT INCURRED DURING THE DEVELOPMENT STAGE	(444,889)
	(498,179)	(381,290)
	1,575	50

See notes to consolidated financial statements.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)

STATEMENTS OF OPERATIONS
FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)

Three Months Ended October 31 Six Months Ended October 31
	2005	2004	2005	2004

OPERATING COSTS AND EXPENSES
Maritime licensing and consulting	$182,000	-	$280,000	-
General and administrative	55,899	48,885	154,713	78,462
	237,899	48,885	434,713	78,462

Operating loss	(237,899)	(48,885)	(434,713)	(78,462)
Interest expense	(5,088)	(5,177)	(10,176)	(10,531)
Loss from continuing operations, without tax effect	(242,987)	(54,062)	(444,889)	(88,993)

Income (loss) from discontinued operations, without tax effect		40,612		(68,649)

Net loss	$(242,987)	$(13,450)	$(444,889)	$(157,642)

Basic and diluted income (loss) per common share:
Continuing operations	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Discontinued operations	0.00	0.01	0.00	(0.01)
Net loss	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted average common shares outstanding	46,848,291	6,248,732	46,148,291	6,248,732

See notes to consolidated financial statements.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
STATEMENTS OF STOCKHOLDERS' EQUITY DEFICIENCY (Unaudited)
Six-Month Periods Ended October 31, 2005

			Additional	Pre- Development	Development
	Common Stock		Paid-in	Stage	Stage
	Shares	Par Value	Capital	Deficit	Deficit
2005
Balances, May 1, 2005	44,148,291	$44,148	$480,388	$(905,826)
Exercise of stock options	1,400,000	1,400	96,600
Contributed services			24,000
Net loss for the quarter					$(201,902)
Balances, July 31, 2005	45,548,291	45,548	600,988	(905,826)	(201,902)
Exercise of stock options	2,600,000	2,600	179,400
Contributed services			24,000
Net loss for the quarter					(242,987)
Balances, July 31, 2005	48,148,291	$48,148	$804,388	$(905,826)	$(444,889)

2004
Balances, May 1, 2004	6,248,732	$6,248	$6,256,937	$(6,564,812)
Net loss for the quarter				(144,192)
Balances, July 31, 2005	6,248,732	6,248	6,256,937	(6,709,004)
Net loss for the quarter				(13,450)
Balances, July 31, 2005	6,248,732	$6,248	$6,256,937	$(6,722,454

See notes to consolidated financial statements.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS
SIX-MONTH PERIOD ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)

	2005	2004
Operating activities
Net cash used in continuing operations	$(58,281)	$(54,239)
Net cash provided discontinued operations		58,448

Net cash provide by (used in) operating activities	(58,281)	4,209

Financing activities
Proceeds from borrowings, officers/shareholders	59,806
Repayments of borrowings, officers/shareholders		(21,250)
Net cash provided by (used in) financing activities	59,806	(21,250)

Net increase (decrease) in cash	1,525	(17,041)

Cash, beginning of year	50	52,843

Cash, end of quarter	$1,575	$35,802

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-Month and Six-Month Periods Ended
October 31, 2005 and 2004 (Unaudited)

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

Development stage operating activities between April 28, and May 1, 2005, were too insignificant, as a practical matter, to be meaningful or even measurable and accordingly, cumulative development stage operations are presented from May 1, 2005. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the periods ended October 31, 2005, are not necessarily indicative of the results that may be expected for the year ending April 30, 2006.

For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended April 30, 2005 (the "2005 Form 10-K") from which the balance sheet information presented as of April 30, 2005, has been derived.

2. Planned Operations and Contingencies

The Company plans to engage in the business of recovery of shipwrecks and other cultural resources from the world's oceans and large lakes by applying advanced technologies in an archaeologically and environmentally sensitive manner. However, since the Company is in the development stage it has yet to generate any significant revenues. Moreover, the Company currently has a judgment entered against it in connection with a $203,500 note payable plus accrued interest at 10% of $87,018 and still accruing. At this time, the Company is unable to pay or make payments on this judgment. There is no assurance that the noteholder will not seek to place the Company into involuntary bankruptcy proceedings.

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

4. Related Party Transactions

During the three months and six months ended October 31, 2005, the Company's majority shareholder/President paid $34,136 and $ 59,806, respectively, in expenses on behalf of the Company, primarily for legal and accounting fees associated with its reporting responsibilities as a publicly-held company. In addition, during the three months and six months ended October 31, 2005, two officers contributed their time at an estimated aggregated fair value of $24,000 and $48,000, respectively, charged to general and administrative expense and credited to additional paid-in capital.

5. Other Capital Transactions

During the three months and six months ended October 31, 2005, the Company issued 2,600,000 and 1,400,000 shares of common stock at $0.07 per share or $182,000 and $280,000, respectively, to two outside consultants for maritime licensing consulting services in connection with the exercise of options.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

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

Results of Operations - Six-Month Period Ended October 31, 2005, Compared to 2004

Prior period financial numbers in the statement of operations have been reclassified for comparison purposes to account for discontinued operations. Continuing operations of the current six-month period include $280,000 representing the cost of maritime licensing consulting services performed in connection with the post-merger development stage activities not previously incurred. In addition, general and administrative expense increased by $76,251 over the comparable prior six month period as a result of increased costs of professional services primarily relating to the Company's reporting obligations as a public registrant and its development stage activities, which began this quarter and including $48,000 representing the estimated fair value of contributed services by officers in its post-merger development stage activities.

 Liquidity and Capital Resources

As a result of the following circumstances, conditions and uncertainties, in its report on our audited financial statements as of and for the year ended April 30, 2005, included in our annual report on Form 10-KSB for that year, our independent registered accounting firm expressed substantial doubt as to the Company's ability to continue as a going concern.

The Company has largely exhausted its cash reserves. Accordingly, during the six months ended October 31, 2005, the Company's majority shareholder/President paid $59,806 in expenses on behalf of the Company, primarily for legal and accounting fees associated with its reporting responsibilities as a publicly-held company, and management expects the Company to continue negative cash flows for the foreseeable future since there are no operating activities as yet. Moreover, as discussed in Note to our consolidated financial statements, the Company currently has a judgment entered against it in connection with a $203,500 note payable plus accrued interest at 10% of $87,018 as of October 31, 2005, and still accruing. At this time, the Company is unable to pay or make payments on this judgment, and there is no assurance that the noteholder will not seek to place the Company into involuntary bankruptcy proceedings.

The successful implementation of management's business plan, and the ability to continue as a going concern will require the Company to (a) raise substantial funds to finance future marine salvage activities, and the settlement of its outstanding obligations, and (b) to obtain the necessary licenses and permits to commence exploration in territorial waters, which has been the focus of its efforts to date primarily through the engagement of outside consultants, or ultimately to generate any significant revenues or profit. Management is currently working on strategies to raise additional funds, but there can be no assurance that the Company will be successful in these efforts.

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

New Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements, effective as of the first interim period that begins after December 15, 2005. Accordingly, we will implement the revised standard no later than the first quarter of fiscal year 2006, or whenever new options are issued if later. Since little or no option activity is presently contemplated in the near term, we do not expect any significant immediate effect from adopting the new standard.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 changes accounting for and reporting of certain changes in accounting principles, effective fiscal years beginning after December 15, 2005. We presently have no reason to expect that the adoption of SFAS No. 154 will have a material impact on the Company's financial statements in future years.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of June 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Herbert C. Leeming, and our Chief Financial Officer, Michael W. Broadbear. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended October 31, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended October 31, 2005.

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

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Legal Access Technologies, Inc.

Date:	December 22, 2005

By: /s/ Herbert Lemming Herbert C. Leeming Title: President and Chief Executive Officer