Form 10QSB
period 2006-01-31
LEGAL ACCESS TECHNOLOGIES INC
filed 2006-04-13
CIK 878146

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 333-19632

Legal Access Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0473323
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

950 E. Paces Ferry Rd. #3250, Atlanta, GA 30326
(Address of principal executive offices)

404-368-8500
(Issuer’s telephone number)

3275 E. Warm Springs Rd., Las Vegas, NV 89120
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 48,148,291 common shares as of April 12, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited consolidated financial statements included in this Form 10-QSB are as follows:
(a)	Consolidated Balance Sheet as of January 31, 2006 (unaudited), and April 30, 2005;
(b)	Consolidated Statements of Operations for the three- and nine-month periods ended January 31, 2006 and 2005 (unaudited);
(c)	Consolidated Statement of Stockholders’ Equity for the nine-month periods ended January 31, 2006 and 2005 (unaudited);
(d)	Consolidated Statements of Cash Flows for the for the nine-month periods ended January 31, 2006 and 2005 (unaudited);
(e)	Notes to Consolidated Financial Statements;

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
dba UNDERSEA RECOVERY CORP.
(A Development Stage Enterprise)
BALANCE SHEETS
JANUARY 31, 2006 AND APRIL 30, 2005

ASSETS
	January 31, 2006 (Unaudited)		April 30, 2005
CURRENT ASSETS
Cash	$1,565		$50
Prepaid expenses	$25,000	$
	26,565		50

LIABILITIES AND STOCKHOLDERS' EQUITY DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$82,301		$55,486
Advances from officer/shareholder	172,092		45,512
Note payable and accrued interest	295,606		280,342
Due to minority stockholder	100,000
	649,999		381,340

STOCKHOLDERS' EQUITY DEFICIENCY

COMMON STOCK, $.001 par value, 100,000,000 shares authorized 48,148,291 shares issued and outstanding	48,148		44,148

ADDITIONAL PAID-IN CAPITAL	828,388		480,388

PRE-DEVELOPMENT STAGE DEFICIT	(905,826)		(905,826)

DEFICIT INCURRED DURING THE DEVELOPMENT STAGE	(594,144)
	(623,434)		(381,290)

	$26,565		$50

See accompanying notes to consolidated financial statements.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
dba UNDERSEA RECOVERY CORP.
(A Development Stage Enterprise)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED JANUARY 31, 2006 AND 2005

	Three Months		Nine Months
	2006	2005	2006	2005
OPERATING COSTS AND EXPENSES
Maritime salvage related	$100,000		$280,000
General and administrative	44,167	$21,668	198,880	$60,686
	144,167	21,668	478,880	60,686

OPERATING LOSS	(144,167)	(21,668)	(478,880)	(60,686)
Interest expense	(5,088)	(5,088)	(15,264)	(15,618)
Loss from continuing operations, without tax effect	(149,255)	(26,756)	(494,144)	(76,304)
Loss from discontinued operations, without tax effect		(31,359)		(139,453)
NET LOSS	$(149,255)	$(58,115)	$(494,144)	$(215,757)

Basic loss per common share:
Continuing operations	$(0.00)	$(0.02)	$(0.01)	$(0.36)
Discontinued operations		(0.02)		(0.67)
Net loss	$(0.00)	$(0.04)	$(0.01)	$(1.03)

Weighted average common shares outstanding	48,148,291	1,203,504	46,681,624	208,504

See notes to consolidated financial statements.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
dba UNDERSEA RECOVERY CORP.
(A Development Stage Enterprise)
STATEMENT OF STOCKHOLDERS' EQUITY DEFICIENCY (UNAUDITED)
NINE-MONTH PERIODS ENDED JANUARY 31, 2006 AND 2005

			Additional	Pre- Development	Development
	Common Stock		Paid-in	Stage	Stage
	Shares	Par Value	Capital	Deficit	Deficit
PERIODS ENDED JANUARY 31, 2006:

BALANCES, MAY 1, 2005	44,148,291	$44,148	$480,388	$(905,826)

Exercise of stock options	1,400,000	1,400	96,600
Contributed services			24,000
Net loss for the quarter					$(201,902)
Balances, July 31, 2005	45,548,291	45,548	600,988	(905,826)	(201,902)
Exercise of stock options	2,600,000	2,600	179,400
Contributed services			24,000
Net loss for the quarter					(242,987)
Balances, October 31, 2005	48,148,291	$48,148	$804,388	$(905,826)	$(444,889)
Contributed services			24,000
Net loss for the quarter					(149,255)
BALANCES, JANUARY 31, 2006	48,148,291	$48,148	$828,388	$(905,826)	$(594,144)

PERIODS ENDED JANUARY 31, 2005:
Balances, May 1, 2004	6,248,732	$6,248	$6,256,937	$(6,564,812)
Net loss for the quarter				(144,192)
Balances, July 31, 2004	6,248,732	6,248	6,256,937	(6,709,004)
Net loss for the quarter				(13,450)
Balances, October 31, 2004	6,248,732	$6,248	$6,256,937	$(6,722,454)
Reverse stock split	(6,040,288)	(6,040)	6,040
Spin-off of subsidiaries			(6,070,049)	$6,127,530
Shares issued in exchange for services	1,500,000	1,500	103,500
Shares issued to extinguish debt	2,040,000	2,040	140,360
Shares issued for cash	400,000	400	27,600
Net loss for the quarter				(58,115)
BALANCES, JANUARY 31, 2005	4,148,444	$4,148	$464,388	$(653,039)

See accompanying notes to consolidated financial statements.

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARIES
dba UNDERSEA RECOVERY CORP.
(A Development Stage Enterprise)
STATEMENTS OF CASH FLOWS (UNAUDITED)
NINE-MONTH PERIODS ENDED JANUARY 31, 2006 AND 2005

	2006	2005
OPERATING ACTIVITIES		(Restated)
Net cash used in continuing operations		$(66,845)
Net cash provided by discontinued operations		41,849

Net cash used in operating activities		(24,996)

INVESTING ACTIVITIES
Cash in subsidiaries at spin-off		(26,439)

FINANCING ACTIVITIES
Advances from officer/shareholder	1,515
Sale of common stock		28,000
Repayments of advances from officer/shareholder		(21,250)
Net cash provided by (used in) financing activities	1,515	6,750

Net increase (decrease) in cash	1,515	(44,685)

Cash, beginning of period	50	52,843

Cash, end of period	$1,565	$8,158

See notes to consolidated financial statements

LEGAL ACCESS TECHNOLOGIES, INC. AND SUBSIDIARY
dba UNDERSEA RECOVERY CORP.
(A Development Stage Enterprise)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

AS OF AND FOR THE THREE-MONTH AND NINE-MONTH
PERIODS ENDED JANUARY 31, 2006 AND 2005

1. Basis of Presentation

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules of the United States Securities and Exchange Commission for presentation of interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States that are applicable to annual financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim periods ended January 31, 2006, are not necessarily indicative of the results that may be expected for the year ending April 30, 2006.

    Since its merger with World Explorer Corporation (after which, World Explorer Corporation became a wholly-owned subsidiary of Legal Access Technologies, Inc.) on April 28, 2005, the Company has been in the development stage (Note 2). However, development stage operating activities between the effective date of the merger, April 28, and May 1, 2005, were too insignificant, as a practical matter, to be meaningful or even measurable and accordingly, cumulative development stage operations are presented from May 1, 2005. Prior to the merger, the Company had discontinued all other operations; accordingly, such operations have been retroactively reclassified as such in the accompanying comparative statements of operations and cash flows for the interim periods ended January 31, 2005.

    For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended April 30, 2005, from which the balance sheet information presented as of that date has been derived.

2. Going Concern Uncertainty and Subsequent Event

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

    Management plans to engage in the business of recovery of shipwrecks and other cultural resources from the world's oceans and large lakes by applying advanced technologies in an archaeologically and environmentally sensitive manner. However, since the Company is in the development stage, it has yet to engage in any significant revenue-producing activity or generate any significant revenues. Moreover, the Company currently has a judgment entered against it in connection with a $203,500 note payable plus accrued interest at 10% of $92,106 (and still accruing). At this time, the Company is unable to pay or make any payments against this obligation, which is in default. There is no assurance that the noteholder will not seek to place the Company into involuntary bankruptcy proceedings.

    Management's plans to achieve its goals include arranging strategic partnerships with governments,

nonprofit organizations, and businesses for: 1) responsible development of maritime museums, 2) cultural and heritage tourism, 3) development of intellectual property for public entertainment and education, 4) development of new technologies, and 5) the ethical sale of cultural materials. The successful implementation of management's business plan, and its ability to continue as a going concern will require the Company to (a) raise substantial additional funds to finance future marine salvage activities, and the settlement of its outstanding obligations, and (b) to obtain the necessary licenses and permits to commence exploration in territorial waters, which has been the focus of its efforts to date primarily through the engagement of outside consultants, or ultimately to engage in activities that will generate any significant revenues or profit. Management is currently in advanced negotiations with a number of institutional and certain high net worth individual investors to raise additional funds, but there can be no assurance that the Company will be successful in these efforts. As of this time the prospects for additional fundings are uncommitted.

During the quarter ended January 31, 2006, the Company entered into an agreement with RMS Titanic, Inc. to acquire an interest in the wreck of, and to jointly conduct salvage operations with regard to, the Carpathia. An initial $100,000 deposit due to RMS Titanic, Inc under the agreement was paid by the transfer of shares of certain securities on its behalf by one of its minority stockholders for which the minority stockholder will have to be compensated at some future period under terms yet to be negotiaged with either cash or additional equity and for which a current liability has been recorded. Subsequent to January 31, 2006, because the Company did not make additional payments due under the agreement, RMS Titanic, Inc. terminated it. Accordingly, the $100,000 in securities advanced on the Company's behalf by the minority stockholder was forfeited and expensed as of January 31, 2006.

On March 31, 2006, the Company executed a convertible note and received $15,000 in proceeds payable in full on September 30, 2006, together with interest at 6%, subject to prepayment on demand in the event the Company raises more than $500,000 in debt or equity financing during its term. The obligation may be converted at any time into the number of shares of the Company’s common stock necessary to equal the portion of principal balance, plus accrued interest thereon, then being converted at the option of the noteholder at a conversion price of $.20 per share or 70% of the lowest trading price of the stock during the 20 days preceding notice of conversion, if lower. Within 120 days following the execution of the note, the Company is obligated to file a registration statement with the United States Securities and Exchange Commission to register the shares underlying the conversion feature thereof.

3. Loss Per Share

    Weighted average number of shares outstanding for calculating diluted loss per share does not include shares issuable upon the exercise of stock options (Note 5) because they are antidilutive as a result of losses.

4. Related Party Transactions

    During the three-month and nine-month periods ended January 31, 2006, the Company's majority shareholder/President advanced $66,774 and $ 126,580, respectively, by paying expenses on behalf of the Company, primarily for legal and accounting fees associated with its reporting responsibilities as a publicly-held company, accounted for as due to officer, which advances are non-interest bearing, uncollateralized and without definite due date. In addition, two officers contributed their time performing management functions at an estimated aggregated fair value of $24,000 and $72,000, respectively, during those periods, charged to general and administrative expense and credited as capital contributions to additional paid-in capital.

5. Other Capital Transactions

During the nine months ended January 31, 2006, the Company issued 2,600,000 and 1,400,000 shares of common stock at $0.07 per share or $182,000 and $280,000, respectively, to two outside consultants for maritime licensing consulting services in connection with the exercise of options. However, none of these capital transactions occurred during the third fiscal quarter.

6. Correction of Prior Period's Statement of Cash Flows

The statement of cash flows for the nine-month period ended January 31, 2005 has been restated to correct the classification of $81,178 in receivables from discontinued operations previously classified in error as investing activity.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

  Overview

    Near the end of the fourth quarter of the preceding fiscal year, on April 28, 2005, the Company acquired 100% of the stock of World Explorer (World).

    The Company had discontinued all operations prior to the acquisition of World, which resulted in its becoming a development stage enterprise for financial reporting purposes.

    The Company plans to engage in the business of recovery of shipwrecks and other cultural resources from the world's oceans and large lakes by applying advanced technologies in an archaeologically and environmentally sensitive manner. Prior to the merger of Legal Access Technologies, Inc. and World Explorer Corporation in late April 2005, the Company had no business operations. Since the merger, the Company has been in the development stage and has yet to generate any significant revenues. The Company has been working to line up projects in four locations around the world. These will be announced as details of such plans are formalized.

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

 Liquidity and Capital Resources

    As a result of the following circumstances, conditions and uncertainties, in its report on our audited financial statements as of and for the year ended April 30, 2005, included in our Annual Report on Form 10-KSB for that year, our independent registered accounting firm expressed substantial doubt as to the Company's ability to continue as a going concern. As discussed in Note 2 to our accompanying consolidated financial statements, the uncertainty about our ability to continue as a going concern until profitable operations can be achieved remains.

    The Company has exhausted its cash reserves, and, accordingly, during the nine months ended January 31, 2006, has continued to rely primarily on the financial support of its majority shareholder/President who, during the period, advanced $126,580 in payment of expenses on behalf of the Company, primarily for legal and accounting fees associated with its reporting responsibilities as a publicly-held company. Management expects the Company to continue negative cash flows for the foreseeable future since there are no operating activities as yet. Moreover, as also discussed in Note 2 to our consolidated financial statements, the Company currently has a judgment entered against it in connection with a $203,500 note payable plus accrued interest at 10% of $92,106 as of January 31, 2006, (and still accruing). At this time, the Company is unable to pay or make any payments against this judgment, which is in default, and there is no assurance that the noteholder will not seek to place the Company into involuntary bankruptcy proceedings.

    On March 31, 2006, the Company executed a convertible note and received $15,000 in proceeds payable in full on September 30, 2006, together with interest at 6%, subject to prepayment on demand in the event the Company raises more than $500,000 in debt or equity financing during its term. The obligation may be converted at any time into the number of shares of the Company’s common stock necessary to equal the portion of principal balance, plus accrued interest thereon, then being converted at the option of the noteholder at a conversion price of $.20 per share or 70% of the lowest trading price of the stock during the 20 days preceding notice of conversion, if lower. Within 120 days following the execution of the note, the Company is obligated to file a registration statement with the United States Securities and Exchange Commission to register the shares underlying the conversion feature thereof.

    The successful implementation of management's business plan, and the ability to continue as a going concern will require the Company to (a) raise substantial additional funds to finance future marine salvage activities, and the settlement of its outstanding obligations, and (b) to obtain the necessary licenses and permits to commence exploration in territorial waters, which has been the focus of its efforts to date primarily through the engagement of outside consultants, or ultimately to generate any significant revenues or profit. Management is currently in advanced negotiations with a number of institutional and certain high net worth individual investors to raise additional funds, but there can be no assurance that the Company will be successful in these efforts. As of this time the prospects for additional fundings are uncommitted.

    Even if the Company's plans are ultimately successful, substantial time will pass before significant revenues will be realized and, during this period, we may require additional funds that may not be readily available. Specific risk factors include: (i) the business of historic shipwreck search and recovery is highly risky, (ii) we may be subject to other title claims and marine recovery rights for any artifacts and cargo we recover, (iii) many governments and international groups restrict or oppose the recovery of historic shipwreck sites, (iv) there is an uncertainty about the marketability for recovered cargo, (v) our operations subject us to environmental and archaeological risks, (vi) we may have to expend resources to protect our salvage sites from unauthorized persons and operations, (vii) we have no history of operations or record of earnings, (viii) we will be subject to insurance risks, (ix) we will be dependent on our key personnel and (x) we will face significant competition. Please refer to the Company's annual report on 10-KSB for the year ended April 30, 2005, filed with the Commission on August 9, 2005, for additional information on the foregoing risk factors.

Critical Accounting Policies and Estimates

    The Company does not employ any critical accounting policies or estimates that are either selected from among available alternatives or, except as noted in the following paragraphs, required or require the exercise of significant management judgment to apply. The Company's accounting policy presently in use relative to stock-based compensation, which will soon be replaced by adopting a new accounting standard (see below) has not resulted in any material variance in recognized expense from that which would have resulted from use of an alternative accounting policy.

In connection with its April 28, 2005, merger with World, management considered the criteria set forth in Emerging Issues Task Force Issue No. 98-3 and, based on that consideration, determined that World did not constitute a business for purposes of applying purchase accounting because it lacked any significant inputs, processes or outputs that might qualify it as a business and, moreover, World had no tangible or intangible assets prior to the acquisition. World was, in-substance, a privately-owned "shell" corporation. Accordingly, the Company did not account for the acquisition as a business combination but rather as the purchase of maritime salvage industry research, executive skill set, and contacts to compliment those previously acquired. Management considered the value of World's net liabilities assumed as the primary and most reliable indicator of value of the acquisition. Assets assumed in the transaction consisted only of extremely nominal items and intangibles of highly unproven and therefore questionable value. The value attributed to the Company's common stock was also believed to be virtually nonexistent or, at best, quite nominal due to its lack of any operations or identifiable net assets and the extreme dilution that occurred and lack of any substantive change in the financial condition of the Company resulting from the exchange. Therefore, the minimum legal capital (par value) of the common stock exchanged was selected to represent the nominal value of the additional consideration to the liabilities assumed to arrive at the total value of the transaction.

Development stage operating activities between the effective acquisition date, April 28, and May 1, 2005, were too insignificant, as a practical matter, to be meaningful or even measurable and accordingly, cumulative development stage operations are presented from May 1, 2005.

New Accounting Pronouncements

    In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R requires that compensation cost related to share-based employee compensation transactions be recognized in the financial statements, effective for the Company for the quarter ending April 30, 2006. However, since no options are outstanding at January 31, 2006, and since no option grants are presently approved or contemplated, we do not expect any significant effect from adopting the new standard in the foreseeable future.

    In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and SFAS No. 3. SFAS 154 changes accounting for and reporting of certain changes in accounting principles, effective fiscal years beginning after December 15, 2005. We presently contemplate no accounting changes in the foreseeable future that would be subject SFAS 154.

Results of Operations - Nine-Month Period Ended January 31, 2006, Compared to Nine-Month Period Ended 2005

    Continuing operations of the current nine-month period include $380,000 in maritime salvage related costs and expenses of a type not previously incurred pre-merger, including $280,000 representing the costs of certain maritime licensing consulting services performed in connection with our development stage activities and $100,000 for a deposit advanced in connection with a purchase of salvage rights subsequently terminated and, therefore, the deposit was forfeited and expensed. In addition, general and administrative expense increased by $138,194 over the comparable prior nine-month period consisting of costs of professional services primarily relating to the Company's reporting obligations as a public registrant and its development stage activities, including $72,000 representing the estimated fair value of contributed services by officers in its post-merger development stage activities.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of January 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer, Mr. Herbert C. Leeming, and Chief Financial Officer, Mr. Michael W. Broadbear. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended January 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

The Company currently has a judgment entered against it in connection with a $203,500 note payable plus accrued interest at 10% of $92,106 (and still accruing). At this time, the Company is unable to pay or make any payments against this obligation, which is in default. There is no assurance that the noteholder will not seek to place the Company into involuntary bankruptcy proceedings.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended January 31, 2006.

Item 5.     Other Information

On January 16, 2006, Kurt Bordian resigned his position as a Director, and this was not due to any disagreement with the Company, management or the Board of Directors on any matter.

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

Legal Access Technologies, Inc.

Date:	April 12, 2006

By: /s/ Herbert Leeming Herbert C. Leeming Title: Chief Executive Officer and Director